Form 10-Q
period 2026-09-30
Electra Therapeutics, Inc.
filed 2026-11-12
CIK 2088082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43477

Electra Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-2193635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
230 E Grand Avenue Suite S-100 South San Francisco, California	94080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 743-2290

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001	ETRA	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 6, 2026, the registrant had 62,866,792 shares of common stock, $0.0001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this Quarterly Report) contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report, including statements regarding our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, intentions relating to our product candidates and development programs, and markets and business trends are forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections. In some cases, you can identify forward-looking statements because they contain words such as “aim,” “anticipate,” “assume,” “believe,” “can,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “objective,” “plan,” “positioned,” “potential,” “predict,” “project,” “seek,” “shall,” “should,” “target,” “will,” “would,” or the negative of these words or other similar terms or expressions.

These statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

▪
the initiation, timing, progress, and results of our research and development programs, nonclinical studies, and clinical trials;
▪
our ability to develop and advance ipsoprubart and ELA822 and any future product candidates;
▪
the timing of and costs involved in obtaining and maintaining regulatory approval of ipsoprubart and ELA822 and any future product candidates that we may identify or develop;
▪
the beneficial characteristics, including potential safety, efficacy, and therapeutic effects of ipsoprubart and ELA822;
▪
our ability to efficiently and cost-effectively conduct our current and future nonclinical studies and clinical trials;
▪
our ability to obtain funding for our operations necessary to complete further development and, if approved, commercialization of ipsoprubart and ELA822;
▪
our ability to identify and develop ipsoprubart and ELA822 for the treatment of additional indications;
▪
the performance of our third-party service providers, including our suppliers and manufacturers;
▪
the rate and degree of market acceptance and clinical utility for ipsoprubart, ELA822 and any other product candidates we may develop;
▪
the effects of competition with respect to ipsoprubart and ELA822 or any other product candidates we may develop, as well as innovations by competitors in our industry;
▪
our estimates regarding the potential market opportunities and the number of patients for ipsoprubart, ELA822 and any future product candidates, if approved for commercial use;
▪
the implementation of our strategic plans for our business, ipsoprubart, ELA822, and any future product candidates we may develop;
▪
our intellectual property position, including the scope of protection we are able to establish, maintain, defend, and enforce for intellectual property rights covering ipsoprubart, ELA822, and any future product candidates we may develop;
▪
our ability to attract and retain key scientific or management personnel;
▪
regulatory and legal developments in the United States;
▪
our ability to attract and retain employees and collaborators with development, regulatory, and commercialization expertise;
▪
the accuracy of our estimates regarding future expenses, future revenue, capital requirements, and need for additional financing;
▪
the period over which we estimate our existing cash, cash equivalents, and marketable securities will be sufficient to fund our future operating expenses and capital expenditure requirements;

▪
our expectations regarding the impact of global health pandemics, geopolitical conflicts, and economic uncertainty, including interest rate changes and inflation on our business and operations, including clinical trials, collaborators, CMOs, and employees; and
▪
our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act.

These forward-looking statements reflect our management’s beliefs and views with respect to future events and are based on estimates and assumptions as of the date of this Quarterly Report and are subject to risks and uncertainties. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. We discuss many of the risks associated with these forward-looking statements in greater detail in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, whether as a result of new information, future events, or otherwise.

We may use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation Fair Disclosure promulgated by the U.S. Securities and Exchange Commission (SEC). These disclosures will be included on our website under the “Investors” section

Summary of Risk Factors

Investing in our common stock involves significant risks. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q, including our financial statements and their related notes included elsewhere in this Quarterly Report on Form 10-Q and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common stock could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may materially and adversely affect our business, prospects, operating results and financial condition.

•
We have a limited operating history and have no products approved for commercial sale, which may make it difficult for investors to evaluate our business, likelihood of success, and viability.
•
We have incurred significant operating losses since our inception and have not generated any revenue. We expect to incur significant losses for the foreseeable future and may never generate any revenue or become profitable, or if we achieve profitability, we may not be able to maintain it.
•
We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce, or eliminate our research or development programs, any future commercialization efforts or other operations.
•
We are substantially dependent on the success of our lead product candidate, ipsoprubart, and our other product candidate, ELA822. If we are unable to advance the development of, receive regulatory approval for, and ultimately successfully commercialize ipsoprubart or ELA822, or experience significant delays in doing so, our business will be materially harmed.
•
There are currently no approved therapies for the treatment of secondary hemophagocytic lymphohistiocytosis (sHLH) broadly, and our research and development activities related to ipsoprubart for the treatment of sHLH broadly may never lead to an approved product. Our discovery and development programs are focused on signal regulatory protein (SIRP)-targeted precision immune cell depletion for patients with immune-mediated diseases and cancer, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new.
•
Drug development is a lengthy and expensive process, the outcome of clinical testing is inherently uncertain, and results of earlier nonclinical studies and clinical trials may not be predictive of future clinical trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of ipsoprubart, ELA822 and any future product candidates for many reasons, including a failure to replicate positive results from earlier nonclinical studies or clinical trials in ongoing or future nonclinical studies or clinical trials.
•
If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
•
The incidence and prevalence for target patient populations of one or more of our current product candidates have not been established with precision. If the market opportunities for our current or future product candidates are smaller than we estimate or if any approval that we may obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.
•
Our future performance is dependent on our ability to retain key employees and to attract, retain and motivate qualified personnel and manage our human capital.
•
We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.
•
If we or our future licensors are unable to obtain, maintain, defend, and enforce patent and other intellectual property protection for our current or future product candidates and technologies in the United States or other countries, or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, we may not be able to compete effectively.
•
We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.
•
We are dependent on sole source and limited source suppliers for certain drug products, raw materials, samples, components, and other materials used in our product candidates. If we are unable to source these supplies on a timely basis or establish longer-term contracts with our contract manufacturing organizations (CMOs), we will not be able to complete our clinical trials on time and the development of our product candidates may be delayed.
•
We rely, and intend to continue to rely, on third parties to conduct our clinical trials and perform some of our research and potential nonclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or do not meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain marketing authorization, each of which may have an adverse effect on our business, financial condition, results of operations, and prospects.
•
We rely on third parties to manufacture our product candidates and clinical product supplies and we may not be able to obtain adequate supplies at a reasonable cost or in a timely way.
•
The regulatory approval process is highly uncertain, and we may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval and, as a result, unable to commercialize ipsoprubart, ELA822 and any future product candidates. Even if we believe our current or planned clinical trials are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy.
•
The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Electra Therapeutics, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$256,407	$33,008
Marketable securities	146,128	53,510
Other receivables	1,309	220
Prepaid expenses and other current assets	3,088	8,748
Total current assets	406,932	95,486
Property and equipment, net	518	674
Right-of-use assets	1,574	2,110
Other assets, non-current	1,798	1,098
Total assets	$410,822	$99,368
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,058	$4,076
Accrued liabilities	8,149	5,045
Operating lease liability	771	605
Total current liabilities	16,978	9,726
Operating lease liability, net of current portion	939	1,482
Total liabilities	$17,917	$11,208
Commitments and contingencies (Note 8)
Series A redeemable convertible preferred stock, $0.0001 par value; no shares authorized, issued, or outstanding as of September 30, 2026; 22,601,626 shares authorized and 15,065,741 issued and outstanding as of December 31, 2025.	—	34,650
Series B redeemable convertible preferred stock, $0.0001 par value; no shares authorized, issued, or outstanding as of September 30, 2026; 9,309,492 shares authorized and 6,205,494 issued and outstanding as of December 31, 2025.	—	83,836
Series C redeemable convertible preferred stock, $0.001 par value; no shares authorized, issued, or outstanding as of September 30, 2026; 27,203,243 shares authorized and 13,214,580 shares issued and outstanding as of December 31, 2025.	—	133,116
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 900,000,000 shares authorized and 62,866,792 shares issued and outstanding as of September 30, 2026; 71,000,000 shares authorized and 29,329 shares issued and outstanding as of December 31, 2025.	6	—
Additional paid-in-capital	638,704	9,515
Accumulated deficit	(245,818)	(172,978)
Accumulated other comprehensive income (loss)	13	21
Total stockholders’ equity (deficit)	392,905	(163,442)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$410,822	$99,368

The accompanying notes are an integral part of these condensed financial statements.

Electra Therapeutics, Inc.

Condensed Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$17,268	$14,901	$58,905	$33,693
General and administrative	7,793	1,813	16,386	7,734
General and administrative – related party	—	308	—	964

Total operating expenses	25,061	17,022	75,291	42,391

Loss from operations	(25,061)	(17,022)	(75,291)	(42,391)

Other income (expense), net:
Interest income	1,133	232	2,453	569
Interest expense – related party	—	(1,293)	—	(1,620)
Other income (expense)	—	(9)	(2)	(11)

Total other income (expense), net	1,133	(1,070)	2,451	(1,062)

Net loss	$(23,928)	$(18,092)	$(72,840)	$(43,453)

Deemed dividend to Series C redeemable convertible preferred stockholders	—	—	(9,675)	—

Net loss attributable to common stockholders	$(23,928)	$(18,092)	$(82,515)	$(43,453)

Net loss per share attributable to common stockholders, basic and diluted	$(3.47)	$(616.86)	$(35.24)	$(1,481.57)

Weighted-average common shares outstanding, basic and diluted	6,889,670	29,329	2,341,239	29,329

The accompanying notes are an integral part of these condensed financial statements.

Electra Therapeutics, Inc.

Condensed Statements of Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Net loss	$(23,928)	$(18,092)	$(72,840)	$(43,453)
Unrealized gain (loss) on marketable securities	26	—	(8)	(1)
Total comprehensive loss	$(23,902)	$(18,092)	$(72,848)	$(43,454)

The accompanying notes are an integral part of these condensed financial statements.

Electra Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	OTHER COMPREHENSIVE	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY (DEFICIT)
Balance as of December 31, 2025	15,065,741	$34,650	6,205,494	$83,836	13,214,580	$133,116	29,329	$—	$9,515	$(172,978)	$21	$(163,442)
Stock-based compensation – profits interest units	—	—	—	—	—	—	—	—	108	—	—	108
Stock-based compensation expense – options	—	—	—	—	—	—	—	—	1,176	—	—	1,176
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(21)	(21)
Net loss	—	—	—	—	—	—	—	—	—	(22,167)	—	(22,167)
Balance as of March 31, 2026	15,065,741	34,650	6,205,494	83,836	13,214,580	133,116	29,329	—	10,799	(195,145)	—	(184,346)
Issuance of Series C redeemable convertible preferred stock, net of issuance costs	—	—	—	—	4,918,477	59,569	—	—	—	—	—	—
Deemed dividend to Series C redeemable convertible preferred stockholders	—	—	—	—	—	—	—	—	(9,675)	—	—	(9,675)
Stock-based compensation – profits interest units	—	—	—	—	—	—	—	—	106	—	—	106
Stock-based compensation expense – options	—	—	—	—	—	—	—	—	1,218	—	—	1,218
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(13)	(13)
Net loss	—	—	—	—	—	—	—	—	—	(26,745)	—	(26,745)
Balance as of June 30, 2026	15,065,741	34,650	6,205,494	83,836	18,133,057	192,685	29,329	—	2,448	(221,890)	(13)	(219,455)
Conversion of preferred stock into common stock upon initial public offering	(15,065,741)	(34,650)	(6,205,494)	(83,836)	(18,133,057)	(192,685)	39,404,292	4	311,167	—	—	311,171
Issuance of common stock for initial public offering, net of issuance costs	—	—	—	—	—	—	23,333,334	2	319,988	—	—	319,990
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	99,837	—	509	—	—	509
Stock-based compensation – profits interest units	—	—	—	—	—	—	—	—	104	—	—	104
Stock-based compensation expense – options	—	—	—	—	—	—	—	—	4,488	—	—	4,488
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	26	26
Net loss	—	—	—	—	—	—	—	—	—	(23,928)	—	(23,928)
Balance as of September 30, 2026	—	$—	—	$—	—	$—	62,866,792	$6	$638,704	$(245,818)	$13	$392,905

The accompanying notes are an integral part of these condensed financial statements.

Electra Therapeutics, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(Unaudited)

(In thousands, except share amounts)

	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK		SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED	OTHER COMPREHENSIVE	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	DEFICIT
Balance as of December 31, 2024	15,065,741	$34,650	6,205,494	$83,836	—	$—	29,329	$—	$7,741	$(111,003)	$1	$(103,261)
Stock-based compensation – profits interest units	—	—	—	—	—	—	—	—	126	—	—	126
Stock-based compensation expense – options	—	—	—	—	—	—	—	—	334	—	—	334
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	—	—	—	—	(7,786)	—	(7,786)
Balance as of March 31, 2025	15,065,741	34,650	6,205,494	83,836	—	—	29,329	—	8,201	(118,789)	—	(110,588)
Stock-based compensation – profits interest units	—	—	—	—	—	—	—	—	123	—	—	123
Stock-based compensation expense – options	—	—	—	—	—	—	—	—	322	—	—	322
Net loss	—	—	—	—	—	—	—	—	—	(17,575)	—	(17,575)
Balance as of June 30, 2025	15,065,741	34,650	6,205,494	83,836	—	—	29,329	—	8,646	(136,364)	—	(127,718)
Stock-based compensation – profits interest units	—	—	—	—	—	—	—	—	121	—	—	121
Stock-based compensation expense – options	—	—	—	—	—	—	—	—	181	—	—	181
Net loss	—	—	—	—	—	—	—	—	—	(18,092)	—	(18,092)
Balance as of September 30, 2025	15,065,741	$34,650	6,205,494	$83,836	—	$—	29,329	$—	$8,948	$(154,456)	$—	$(145,508)

The accompanying notes are an integral part of these condensed financial statements.

Electra Therapeutics, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Cash flows from operating activities
Net loss	$(72,840)	$(43,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expenses - profits interest units and options	7,200	1,207
Depreciation and amortization	183	—
Non-cash interest expense – related party	—	1,620
Non-cash lease expense	536	38
Amortization of premiums and discounts of marketable securities, net	(858)	—
Changes in assets and liabilities:
Other receivables	(1,089)	(1)
Prepaid expenses and other current assets	5,660	(5,434)
Other assets	(700)	(937)
Accounts payable	2,150	1,795
Accounts payable – related party	—	(83)
Accrued liabilities	2,346	2,487
Accrued liabilities – related party	—	(122)
Operating lease liabilities	(377)	(197)
Net cash used in operating activities	(57,789)	(43,080)
Cash flows from investing activities
Proceeds from maturity of marketable securities	57,499	997
Purchases of marketable securities	(149,267)	—
Purchase of equipment	(27)	(681)
Net cash (used in) provided by investing activities	(91,795)	316
Cash flows from financing activities
Proceeds from exercise of stock options	509	—
Proceeds from the issuance of convertible promissory notes – related party	—	40,000
Proceeds from the issuance of Series C redeemable convertible preferred stock, net of less than $0.1 million issuance costs	49,894	—
Proceeds from initial public offering, net of $24.5 million underwriting costs	325,500
Payment of deferred offering costs	(2,920)	—
Net cash provided by financing activities	372,983	40,000
Net increase (decrease) in cash and cash equivalents	223,399	(2,764)
Cash and cash equivalents at the beginning of the period	33,008	14,787
Cash and cash equivalents at the end of the period	$256,407	$12,023
Supplemental disclosures:
Cash paid for taxes	$61	$3
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	$311,171	$—
Unpaid deferred offering costs included in accounts payable and accrued liabilities	$2,590	$—
Deemed dividend to Series C redeemable convertible preferred stockholders	$9,675	$—
Initial recognition of right-of-use asset in exchange for lease liability	$—	$2,325

The accompanying notes are an integral part of these condensed financial statements.

Electra Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

1. Organization and Description of Business

Description of Business

Electra Therapeutics, Inc. (Electra, or the Company) was incorporated in 2018 and is a late clinical-stage biopharmaceutical company focused on pioneering a new class of precision medicines for the treatment of immune-mediated diseases and cancer. The Company’s novel approach targets signal regulatory proteins (SIRP), a family of cell surface receptors whose expression is restricted to specific immune cell populations and increases upon activation, to enable selective depletion of disease-driving cells while preserving normal immune function. The Company’s lead product candidate is ipsoprubart, a novel pan-SIRP monoclonal antibody designed to selectively deplete pathological myeloid cells and T cells via binding to SIRPα/ß1/γ. The Company is also advancing ELA822, a novel SIRPγ-specific monoclonal antibody designed to selectively deplete activated T cells, with potential applications across chronic T cell-mediated immune and inflammatory diseases.

Unaudited Condensed Financial Information

The accompanying unaudited condensed financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities and Exchange Commission (SEC). Accordingly, the accompanying unaudited condensed financial statements do not include all of the information and notes required by GAAP for complete financial statements. The unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These interim results are not necessarily indicative of results expected for the full fiscal year or any future interim period. The condensed balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the years ended December 31, 2025 and 2024, included in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (Securities Act) on September 18, 2026 (the IPO Prospectus).

Liquidity

As of September 30, 2026, the Company had total cash, cash equivalents and marketable securities of $402.5 million. The Company has incurred significant net operating losses from operations and had an accumulated deficit of $245.8 million as of September 30, 2026. During the three and nine months ended September 30, 2026, the Company incurred a net loss of $23.9 million and $72.8 million, respectively. The Company had no debt obligation outstanding as of September 30, 2026. Additionally, the Company anticipates that its net operating losses and negative operating cash flows will continue to increase for the foreseeable future as it continues to expand its research and development programs.

The Company has historically financed its operations primarily through the sale and issuance of redeemable convertible preferred stock, the issuance of convertible promissory notes and, most recently, the sale and issuance of its common stock in an initial public offering (IPO).

The Company completed its IPO in September 2026, receiving proceeds of $325.5 million, net of underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $5.5 million. The Company expects that its cash, cash equivalents and marketable securities as of September 30, 2026 will be sufficient to fund its current business plan including related operating expenditure requirements through at least 12 months from the date of issuance of these unaudited condensed financial statements.

The Company’s long-term success is dependent upon its ability to successfully develop and market its pharmaceutical candidates, obtain additional capital when needed and, ultimately, to achieve profitable operations.

The Company plans to raise additional capital to continue funding its development efforts and operations. There can be no assurance that additional capital will be available to the Company on acceptable terms, or on a timely basis, if at all based on both market conditions and management’s control. If the Company is unable to obtain an adequate level of capital needed to continue its research and development activities, the Company will need to delay, reduce or eliminate some or all of its planned activities and reduce costs. Doing so will likely have an adverse effect on the Company’s ability to execute its business plan.

Reverse Stock Split

In September 2026, the Company filed a certificate of amendment to its certificate of incorporation to effect a 1-for-1.5002 reverse stock split of the Company’s outstanding shares of common stock and redeemable preferred stock (the Reverse Stock Split). Upon the effectiveness of the Reverse Stock Split, (i) all shares of outstanding common stock were adjusted; (ii) all shares of outstanding redeemable convertible preferred stock were adjusted; (iii) the number of shares of common stock for each outstanding option to purchase common stock was adjusted; and (iv) the exercise price of each outstanding option to purchase common stock was adjusted. All of the outstanding common stock share numbers (including shares of common stock subject to the Company’s options and as converted for the outstanding convertible preferred stock), share prices, exercise prices and per share amounts contained in these Notes to Condensed Financial Statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The par value per share and the authorized number of shares of common stock and redeemable preferred stock were not adjusted as a result of the Reverse Stock Split.

Initial Public Offering

In September 2026, the Company completed its IPO, pursuant to which the Company sold and issued 23,333,334 shares of common stock at a public offering price of $15.00 per share. The Company received $325.5 million, net of underwriting discounts and commissions, but before deducting offering costs payable by the Company, which were $5.5 million. Immediately prior to the closing of the IPO, all outstanding shares of redeemable convertible preferred stock converted into 39,404,292 shares of common stock.

Following the closing of the IPO, no shares of redeemable convertible preferred stock were authorized or outstanding. In connection with the closing of its IPO, on September 21, 2026, the Company amended its certificate of incorporation to (i) authorize 900,000,000 shares of common stock, par value $0.0001 per share and (ii) authorize 10,000,000 shares of preferred stock, par value $0.0001 per share, that may be issued from time to time by the Company’s board of directors (Board of Directors) in one or more series.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to early-stage companies in the biopharmaceutical industry, including, but not limited to, successful discovery and development of its product candidates, development by competitors of new technological innovations, dependence on key personnel, the ability to attract and retain qualified employees, protection of proprietary technology, compliance with governmental regulations, the change of internal trade relations, new legislation and tariffs, and the ability to secure additional capital to fund operations and commercial success of its product candidates. Ipsoprubart and any future product candidates the Company may develop will require extensive nonclinical and clinical testing and regulatory approval prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel, and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize significant revenue from product sales.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited financial statements for the years ended December 31, 2025 and 2024, included in the IPO Prospectus. Since the date of those annual financial statements, there have been no changes to the Company’s significant accounting policies, except as noted below.

Performance-Based Options

The Company has issued stock options that vest in conjunction with performance conditions. For performance-based options, the Company recognizes share-based compensation expense over the requisite service period when achievement of the performance criteria is considered probable based on the Company’s best estimate at the end of each reporting period.

Deferred Offering Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with the equity financing as deferred offering costs until such financing is consummated. After consummation of such equity financing, these costs are recorded as a reduction of the proceeds generated as a result of the offering within additional paid in capital. In the event the planned equity financing is abandoned, the deferred offering costs will be reclassified to general and administrative expenses in the Company’s statements of operations. Upon completion of the IPO in September 2026, $5.5 million of offering costs were recorded as a reduction of the gross proceeds within additional paid-in capital. No deferred offering costs were recorded as of December 31, 2025.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of any recent Accounting Standards Update (ASU) issued by the Financial Accounting Standards Board (FASB). Other than the ASUs listed below, all other ASUs were assessed and determined to be either not applicable to the Company or are expected to have minimal impact on the Company's condensed financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03) requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

3. Related Party Transactions

Intercompany Services Agreements with Star Therapeutics, Inc.

Prior to January 1, 2024, the Company did not have any employees and the Company’s operations were conducted by employees of a subsidiary of Star Therapeutics LLC (Star LLC), Star Therapeutics, Inc. (Star Inc.), Electra’s parent company through June 2023. These related party transactions were governed by the Mutual Intercompany Services Agreements (ISA) between the Company and Star Inc., through its termination on October 31, 2025. Per the ISA, the Company bore all expenses incurred by Star Inc. in performing its duties in accordance with the agreements and in managing and operating the businesses of Electra with a minimal mark-up on expenses. Accordingly, expenses incurred and paid through the affiliated entity’s operating account on behalf of Electra were reimbursed by the Company to Star Inc. Operating expenses incurred by the affiliated entity included but were not limited to: service provider employee compensation expenses and other related overhead such as rent and general office expenses, utilities, information technology services, insurance, human resource management, taxes and other personnel costs.

The Company incurred $0.3 million and $1.0 million of expenses under the ISA during the three and nine months ended September 30, 2025, respectively, which were reimbursed by the Company to Star Inc. The Company did not incur expenses under the ISA during the three and nine months ended September 30, 2026 due to its termination on October 31, 2025. As of September 30, 2026 and December 31, 2025, there were no amounts due to or from Star Inc. related to the ISA.

Convertible Promissory Notes

On March 7, 2025, the Company issued convertible promissory notes with an aggregate principal amount of $20.0 million (the Initial Notes) to existing investors of the Company’s redeemable convertible preferred stock. On June 30, 2025, the Company issued additional convertible promissory notes with an aggregate principal amount of $20.0 million (the Subsequent Notes and, together with the Initial Notes, the Notes) to existing investors of the Company’s redeemable convertible preferred stock. The Notes bore interest at 8% per annum and were scheduled to mature on June 30, 2026. On October 15, 2025, the Company completed a qualified preferred stock equity financing through the issuance of Series C redeemable convertible preferred stock (the Series C Preferred Stock). In accordance with their original terms, the outstanding principal of the Notes and all accrued and unpaid interest, totaling $41.4 million, automatically converted into 4,080,265 shares of Series C Preferred Stock at a conversion price of $10.15 per share on that date. The conversion price equaled the cash price per share paid by unrelated third-party investors participating in the Series C Preferred Stock financing. As of September 30, 2026 and December 31, 2025, no convertible promissory notes remained outstanding (see Note 7 – Convertible Notes – Related Party and Note 9 – Redeemable Convertible Preferred Stock).

4. Fair Value Measurements

On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including the Company’s cash equivalents and marketable securities. The following tables summarize the Company’s assets measured at fair value on a recurring basis, by level, within the fair value hierarchy (in thousands):

	FAIR VALUE AS OF SEPTEMBER 30, 2026
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents
Money market funds	$249,427	$—	$—	$249,427
U.S. Government securities	—	1,994	—	1,994
Commercial paper	—	4,491	—	4,491
Total cash equivalents	249,427	6,485	—	255,912
Marketable securities
U.S. Government securities	—	117,756	—	117,756
Agency discount notes	—	13,169	—	13,169
Commercial paper	—	12,701	—	12,701
Asset-backed securities	—	2,502	—	2,502
Total marketable securities	—	146,128	—	146,128
Total assets measured at fair value	$249,427	$152,613	$—	$402,040

	FAIR VALUE AS OF DECEMBER 31, 2025
	LEVEL 1	LEVEL 2	LEVEL 3	TOTAL
Cash equivalents
Money market funds	$26,517	$—	$—	$26,517
Agency discount notes	—	1,998	—	1,998
Commercial paper	—	3,995	—	3,995
Total cash equivalents	26,517	5,993	—	32,510
Marketable securities
U.S. Government securities	—	8,988	—	8,988
Agency discount notes	—	5,959	—	5,959
Commercial paper	—	29,559	—	29,559
Corporate securities	—	9,004	—	9,004
Total marketable securities	—	53,510	—	53,510
Total assets measured at fair value	$26,517	$59,503	$—	$86,020

Money market funds are included within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Agency discount notes, asset-backed securities, commercial paper, corporate securities and U.S. government securities are classified within Level 2 of the fair value hierarchy as they take into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income-based and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate the fair value. These inputs include reported trades of and broker/dealer quotes on similar securities, issuer credit spreads, benchmark securities, prepayment or default projections based on historical data and other observable inputs. The Company did not have any Level 3 securities, and there were no transfers between Level 2 or 3, during the nine months ended September 30, 2026 or for the year ended December 31, 2025. All debt securities are Level 2 and classified as available-for-sale.

As of September 30, 2026 and December 31, 2025, the Company had no financial liabilities that required fair value measurement. The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

5. Marketable Securities

The following tables summarize the amortized cost and the unrealized gains (losses) of the marketable securities presented within cash equivalents and marketable securities (in thousands):

	SEPTEMBER 30, 2026
	AMORTIZED COST	UNREALIZED GAIN	UNREALIZED (LOSS)	ESTIMATED FAIR VALUE
Assets
U.S. Government securities	$119,733	$17	$—	$119,750
Agency discount notes	13,169	—	—	$13,169
Commercial paper	17,195	—	(3)	$17,192
Asset-backed securities	2,503	—	(1)	$2,502
Total assets measured at fair value	$152,600	$17	$(4)	$152,613

	DECEMBER 31, 2025
	AMORTIZED COST	UNREALIZED GAIN	UNREALIZED (LOSS)	ESTIMATED FAIR VALUE
Assets
U.S. Government securities	$8,982	$6	$—	$8,988
Agency discount notes	7,955	2	—	7,957
Commercial paper	33,546	8	—	33,554
Corporate securities	9,000	4	—	9,004
Total assets measured at fair value	$59,483	$20	$—	$59,503

As of September 30, 2026, the weighted-average remaining maturity of the Company’s marketable securities was less than one year. The Company believes that an allowance for credit losses is unnecessary. As of September 30, 2026, the Company held 25 marketable securities in an unrealized loss position. All investments with unrealized losses have been in a loss position for less than twelve months, and the unrealized losses were considered to be temporary in nature. The Company does not intend to sell the investments in an unrealized loss position, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. To date, the Company has not recorded any impairment charges on available-for-sale securities. Additionally, accretion income due and accrued as of September 30, 2026 and December 31, 2025 of $0.9 million and $0.1 million, respectively, are recorded as components of the marketable securities on the Company’s condensed balance sheets.

Available-for-sale investments with original maturities beyond three months at the date of purchase, including those that have maturity dates beyond one year from the condensed balance sheet date, are classified as current assets as they are highly liquid and available for use in current operations. The following table summarizes the amortized cost and fair value of marketable securities by contractual maturity at September 30, 2026 and December 31, 2025:

	AS OF SEPTEMBER 30, 2026		AS OF DECEMBER 31, 2025
	AMORTIZED COST	ESTIMATED FAIR VALUE	AMORTIZED COST	ESTIMATED FAIR VALUE
Maturing within one year	$79,258	$79,253	$59,483	$59,503
Maturing in one to five years	73,342	73,360	—	—
Total marketable securities	$152,600	$152,613	$59,483	$59,503

6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Prepaid manufacturing costs	$107	$8,516
Prepaid clinical trial costs	1,126	—
Prepaid insurance	1,051	53
Prepaid deposits and other	804	179
Total prepaid expenses	$3,088	$8,748

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
Accrued clinical trial costs	$2,057	$1,706
Accrued manufacturing costs	2,284	566
Accrued research and development expenses	530	429
Accrued bonuses	2,203	2,014
Accrued general and administrative expenses	1,075	330
Total accrued liabilities	$8,149	$5,045

7. Convertible Notes – Related Party

On March 7, 2025, the Company issued Initial Notes to multiple investors (the Holders and each, a Holder). The Initial Notes bore interest at an annual rate of 8% per annum on the outstanding principal balance. Interest commenced on the closing date of March 7, 2025 and was computed on the basis of a year of 365 days for the actual number of days elapsed. The outstanding principal amount and all accrued and unpaid interest was due and payable upon demand by the Holders on or after June 30, 2026 (the Maturity Date). Each Holder committed to purchase additional notes in one or more future closings with the combined aggregate commitment of all Holders not to exceed $20.0 million.

On June 30, 2025, the Company issued the Subsequent Notes in the aggregate principal amount of $20.0 million pursuant to the commitment. The Subsequent Notes had terms identical to the Initial Notes, except for their respective principal amounts. The aggregate principal amount of the Notes outstanding was $40.0 million. The Notes were issued to existing investors of the Company’s redeemable convertible preferred stock, therefore, the issuances are considered related party transactions.

The Notes contained the following settlement provisions: (1) Upon the occurrence of a qualified preferred stock equity financing (a Qualified Financing) on or before the Maturity Date, the amount due automatically converts into fully paid and nonassessable shares of the preferred stock issued in such Qualified Financing at a price per share equal to the cash price per share paid by the other purchasers in the Qualified Financing; (2) if the Company completed a preferred stock equity financing that raised less than the Qualified Financing threshold of proceeds totaling $40.0 million, excluding note conversions, the Holders holding a majority of the principal outstanding under the Notes could elect to treat such financing as a Qualified Financing, with the amount due converting into preferred stock on the same terms, or hold the Notes until maturity; (3) upon the occurrence of a change of control, Holders were entitled to receive a cash payment equal to the amount due plus an applicable premium (the applicable premium was 20% if the change of control occurred prior to March 7, 2026, 50% if on or after March 7, 2026, and 100% premium if on or after the Maturity Date); and (4) upon an event of default, the amount due would become immediately due and payable in cash.

The Company elected the fair value option under ASC 825-10 to account for the Notes at the time of their initial recognition. The convertible notes are remeasured at fair value at the end of each reporting period, until fully repaid or converted, using the discounted cash flow method and include unobservable inputs derived from management’s estimates and assumptions. Management’s estimates and assumptions are based in part on external data and internal data and involve a significant degree of judgement. The primary unobservable inputs, classified as Level 3 under the fair value hierarchy, are the probability and timing of Qualified Financing and change of control events. The discount rate utilized in the fair value model was approximately 21%.

Transaction costs incurred in connection with the issuance of the Notes were expensed as incurred. Interest expense from the Notes is presented in the statement of operations and comprehensive loss. For the year ended December 31, 2025, the Company recognized $1.4 million of expense in the statement of operations and comprehensive loss for the difference between the proceeds received and the fair value of the Notes, which was due to accrued interest on the Notes as of the conversion date. On issuance, total issuance costs of $0.1 million were expensed and recognized as general and administrative expense in the statement of operations and comprehensive loss.

On October 15, 2025, the Company completed a Qualified Financing through the issuance of Series C Preferred Stock (see Note 9 – Redeemable Convertible Preferred Stock). Upon the closing of the Qualified Financing, the outstanding principal amount of the Notes and all accrued and unpaid interest thereon, totaling $41.4 million, were automatically converted into 4,080,265 shares of Series C Preferred Stock at a conversion price of $10.15 per share.

As of September 30, 2026 and December 31, 2025, no convertible promissory notes remained outstanding. There was no gain or loss on extinguishment in the statement of operations for the periods ended September 30, 2026 or 2025. For the three and nine months ended September 30, 2025, the Company recognized $1.3 million and $1.6 million, respectively, of interest expense in the statement of operations for the difference between the proceeds received and the fair value of the Notes. No interest expense was recorded for the three and nine months ended September 30, 2026.

8. Commitments and Contingencies

Commitments

The Company enters into contractual agreements with various suppliers in the normal course of its business. All contracts are terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, the Company would only be obligated for the products or services that the Company had received through the time of termination.

In September 2025, the Company entered into a noncancelable operating lease agreement for approximately 14,055 rentable square feet of office and laboratory space in South San Francisco, California. The lease has a three-year term expiring on September 30, 2028, and includes an initial rent abatement period. The lease provides the Company with two consecutive options to extend the lease term for three years each, at the then-prevailing fair rental value; the Company has not included these extension options in the lease term as it is not reasonably certain to exercise either option. The lease provides for escalating annualized base rent payments starting at $0.9 million and increasing to $1.0 million in the final year of the lease. Remaining lease payments from October 1, 2026 through the end of the lease term total $1.8 million, excluding variable lease payments.

The Company is also party to a mouse platform agreement with an unrelated third party. Under the agreement, the Company was granted non-exclusive licenses to use transgenic mice to generate antibodies and to exploit products containing the resulting antibodies (Antibody Products). Under the agreement, the Company paid a one-time initial technology access fee and is obligated to pay annual low five-digit maintenance fees per distinct antigen with which the Company immunized the mice, continuing until the first commercial sale of an Antibody Product. In addition, the agreement requires the Company to make certain development and commercial milestone payments upon the achievement of specified events by each Antibody Product, as well as pay royalties on net sales of Antibody Products. Aggregate milestone payments are up to the low double-digit millions of dollars per distinct Antibody Product. Royalties under the agreement are a low single digit percentage of net sales of all Antibody Products and are payable on a product-by-product and country-by-country basis beginning with the first commercial sale of the applicable Antibody Product in the applicable country and continuing for 10 years thereafter. The agreement remains in effect until the expiration of the last-to-expire royalty term, unless earlier terminated by the Company at will or by either party for the other party’s uncured material breach of a material provision of the agreement.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and that such expenditures can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. There are no matters pending that the Company currently believes are reasonably possible or probable of having a material impact to the Company’s financial position, results of operations, or statements of cash flows.

In the normal course of operations, the Company may become involved in various legal proceedings. As of September 30, 2026 and December 31, 2025, the Company had not recorded accruals for probable losses related to any existing or pending litigation as the Company’s management has determined that there are no matters where a potential loss is probable and reasonably estimable. The Company does not believe that any existing or pending claims would have a material impact on the Company’s financial position, results of operations, or statements of cash flows.

Indemnification

In the normal course of business, the Company enters into contracts and agreements that contain a variety of representations and warranties and may provide for indemnification of the counterparty. The Company’s exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made.

In accordance with the Company’s Amended and Restated Certificate of Incorporation (the Certificate of Incorporation) and Amended and Restated Bylaws, the Company has indemnification obligations to its officers and directors, subject to some limits, with respect to their service in such capacities. The Company has also entered into indemnification agreements with its directors and certain of its officers. To date, the Company has not been subject to any claims, and it maintains director and officer insurance that may enable it to recover a portion of any amounts paid for future potential claims.

The Company’s exposure under these agreements is unknown because it involves claims that may be made against it in the future but have not yet been made. The Company believes that the fair value of these indemnification obligations is minimal; accordingly, it has not recognized any liabilities relating to these obligations for any period presented.

9. Redeemable Convertible Preferred Stock

Immediately prior to the closing of the IPO on September 21, 2026, all outstanding shares of the Company's redeemable convertible preferred stock were converted into 39,404,292 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. Accordingly, there were no shares of redeemable convertible preferred stock outstanding as of September 30, 2026. Prior to the closing of the Company's IPO, although the Company’s redeemable convertible preferred stock was not mandatorily or currently redeemable, a liquidation or winding up of the Company could have constituted an event outside its control. Therefore, all shares of redeemable convertible preferred stock have been presented outside of permanent equity due to being contingently redeemable. The redeemable convertible preferred stock was redeemable for cash or other assets upon the occurrence of a deemed liquidation event (including a change of control), which constitutes an event not solely within the Company’s control. Accordingly, the redeemable convertible preferred stock is classified outside of permanent equity and is presented as temporary equity in the balance sheets.

The following table presents information related to redeemable convertible preferred stock as of December 31, 2025 (in thousands, except share and per share amounts):

	AS OF DECEMBER 31, 2025
	SHARES AUTHORIZED	SHARES ISSUED AND OUTSTANDING	LIQUIDATION PREFERENCE	CARRYING AMOUNT	ORIGINAL ISSUE PRICE
Series A	22,601,626	15,065,741	$34,750	$34,650	$2.31
Series B	9,309,492	6,205,494	84,019	83,836	$13.54
Series C	27,203,243	13,214,580	134,188	133,116	$10.15
Total redeemable convertible preferred stock	59,114,361	34,485,815	$252,957	$251,602

On October 15, 2025, pursuant to a Series C Preferred Stock Purchase Agreement (the Purchase Agreement), the Company issued 9,134,315 shares of its Series C Preferred Stock at a purchase price of $10.15 per share (the Original Issue Price) to multiple investors in an initial closing (the Initial Closing), resulting in gross proceeds of $92.8 million.

At the Initial Closing, previously issued Notes with aggregate principal and accrued interest of $41.4 million were automatically converted into 4,080,265 shares of Series C Preferred Stock at a conversion price equal to the Original Issue Price. $69.2 million of the $134.2 million Series C Preferred Stock was purchased by investors who had invested in the Company prior to the Initial Closing, and are considered to be related parties.

On June 18, 2026, pursuant to the Purchase Agreement, the Company closed on a subsequent closing (the Second Tranche Closing) and issued shares of its Series C Preferred Stock at the Original Issue Price of $10.15 per share on the same terms as the Initial Closing. The Second Tranche Closing was made up of the same investors as those who participated in the Initial Closing in October 2025 and were committed to the Second Tranche Closing. The Second Tranche Closing resulted in the issuance of 4,918,477 shares of Series C Preferred Stock for total gross proceeds of $49.9 million. $14.9 million of the

$49.9 million Series C Preferred Stock was purchased by investors who had invested in the Company prior to the Initial Closing and are considered to be related parties. Due to the terms and price being the same as the Initial Closing and the passage of time between the two closings, a deemed dividend was recorded to additional paid-in capital for $9.7 million upon the issuance of the shares of Series C Preferred Stock at the Second Tranche Closing which represents the aggregate fair value of the shares of Series C Preferred Stock issued in excess of cash proceeds received.

10. Stockholders’ Equity (Deficit)

Authorized Share Capital

In connection with the closing of its IPO, on September 21, 2026, the Company’s certificate of incorporation was amended and restated to (i) authorize 900,000,000 shares of common stock, par value $0.0001 per share and (ii) authorize 10,000,000 shares of preferred stock, par value $0.0001 per share, that may be issued from time to time by the Board of Directors in one or more series. There were no shares of preferred stock outstanding as of September 30, 2026.

Equity Incentive Plans

In 2022, the Board of Directors approved the adoption of the 2022 Stock Plan (the 2022 Plan). The 2022 Plan allows for the award of incentive and non-qualified stock options and restricted stock to employees, outside directors, and consultants of the Company. In February 2026, the Board of Directors approved an amendment of the 2022 Plan to increase the number of shares of common stock reserved for issuance under the 2022 Plan from 5,663,057 shares to 6,196,109 shares.

In August 2026, the Board of Directors approved the adoption of the 2026 Equity Incentive Plan (the 2026 Plan). The 2026 Plan is a successor to the 2022 Plan and became effective upon execution of the underwriting agreement for the IPO, on September 17, 2026. No further grants will be made under the 2022 Plan.

The 2026 Plan initially reserved 13,414,360 shares, which is the sum of (i) 7,697,039 new shares, plus (ii) 5,717,321 shares subject to outstanding awards under the 2022 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2026 Plan will automatically increase on January 1 of each calendar year, starting on January 1, 2027 through January 1, 2036, in an amount equal to 5.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the preceding calendar year (including shares issuable upon exercise, conversion, or exchange of all then-outstanding prefunded warrants, or other rights exercisable for or convertible into, directly or indirectly, shares of common stock (whether vested or unvested), or a lesser number of shares determined by the Board of Directors. As of September 30, 2026, 5,198,672 shares were available for grant under the 2026 Plan.

The Board of Directors administers the 2026 Plan and has the authority to determine and amend the terms of awards and underlying agreements, including recipients, the exercise, purchase or strike price of stock awards, if any, the number of shares subject to each stock award, the vesting schedule applicable to the awards, together with any vesting acceleration and the form of consideration, if any, payable on exercise or settlement of the award. No tax benefits were realized from options and other share-based payment arrangements during the year.

For options granted prior to IPO, the Company granted stock options at exercise prices deemed by the Board of Directors to be equal to the fair value of the common stock at the time of grant. The fair value of common stock was determined by the Board of Directors at each stock option measurement date based on a variety of different factors, including contemporaneous independent valuations performed by an independent third-party valuation firm; the prices per share of redeemable convertible preferred stock sold to investors in arm’s length transactions, and the rights, preferences, and privileges of the redeemable convertible preferred stock relative to the Company’s common stock; the Company’s stage of development and material risks related to the business; results of operations and financial position, including levels of available capital resources; progress of research and development activities; the lack of marketability of the Company’s common stock as a private company; the status of strategic transactions; the hiring of key personnel and the experience of management; the likelihood and timing of achieving a liquidity event, such as an initial public offering or a sale of the Company, given prevailing market conditions; market performance of comparable publicly traded companies; trends and developments in the life sciences and biopharmaceutical industry; and external market conditions affecting the industry sector. For options granted at the time of the effectiveness of the 2026 Plan, the Company used an exercise price equal to the IPO price per share. For options granted after IPO, the Company uses its closing stock price as reported on Nasdaq on the grant date for the fair value of its stock.

The Company calculated the value of the stock options using the Black-Scholes option pricing model with the following assumptions:

	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
Risk-free interest rate	3.6%–4.8%	4.4%–4.4%
Expected term, in years	5.00–6.18	6.08
Expected dividend yield	—	—
Expected volatility	89.2%–131.8%	93.1%–93.1%

The Black-Scholes option pricing model requires the use of subjective assumptions to determine the fair value of stock-based awards, including:

▪
Risk-Free Interest Rate – based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the award.
▪
Expected Term – using the simplified method which calculates the expected term as the average of the time-to-vesting and the contractual life of the stock options.
▪
Expected Dividend Yield – assuming the expected dividend yield is zero, as the Company has no history or expectation of paying cash dividends on common stock in the foreseeable future.
▪
Expected Volatility – based on a study of publicly traded industry peer companies which were identified based on industry, stage of development, size, and financial leverage of potential comparable companies. Historical volatility is calculated based on a period of time commensurate with the expected term assumption.

The Company records stock-based compensation expense on options as they vest and records forfeitures as they occur.

Employee stock purchase plan

In August 2026, the Board of Directors approved the adoption of the 2026 Employee Stock Purchase Plan (the ESPP) and the ESPP became effective upon execution of the underwriting agreement for the IPO, on September 17, 2026.

A total of 611,682 shares of common stock were initially reserved for issuance under the ESPP, and such reserve will increase on January 1 of each year, beginning January 1, 2027, by the lesser of (a) 1.0% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding calendar year (including shares issuable upon exercise, conversion, or exchange of all then-outstanding prefunded warrants, or other rights exercisable for or convertible into, directly or indirectly, shares of common stock (whether vested or unvested)); and (b) 1,835,046 shares;

As of September 30, 2026, the Company has not issued any shares under the ESPP.

Performance-based Options

On February 13, 2026, the Company granted 364,802 performance-based options to certain officers. The awards had an exercise price of $4.96 per share and vest ratably on a monthly basis over four years, subject to and contingent on the achievement of specified operational milestones approved by the Board of Directors. The performance-based options were canceled in September 2026. As the achievement of the specified operational milestones was deemed improbable prior to the cancellation, no compensation expense was recognized on the options and there are no performance-based options outstanding as of September 30, 2026.

Stock Option Activity

The following table summarizes the Company’s stock option activity:

	OPTIONS OUTSTANDING
	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (IN YEARS)	AGGREGATE INTRINSIC VALUE (IN THOUSANDS)
Balances as of December 31, 2025	2,266,067	$4.86	8.05	$423
Granted	6,613,223	9.39
Exercised	(99,837)	5.11
Forfeited	(555,865)	4.97
Expired	(7,900)	4.96
Balances as of September 30, 2026	8,215,688	$8.49	9.05	$33,383
Exercisable as of September 30, 2026	5,626,301	$5.50	8.68	$33,383

The aggregate intrinsic value is calculated as the difference between the exercise price of the options and the fair value of the Company's common stock as of September 30, 2026. The intrinsic value of options exercised for the nine months ended September 30, 2026 and 2025 was $0.3 million and zero, respectively. The weighted-average grant-date fair value of options during the nine months ended September 30, 2026 and 2025 was $7.11 and $3.94 respectively.

Profits Interest Units

In December 2018, Star LLC adopted the 2018 Equity Incentive Plan pursuant to which it could grant profits interest unit (PI Units) awards to its employees, managers, and consultants, including those hired and engaged by its affiliated entities. In June 2023, Star LLC’s members formed Electra Therapeutics LLC (Electra LLC) and contributed their Series A redeemable convertible preferred shares to Electra LLC in exchange for the Series B preferred units, Series A preferred units, Series Seed preferred units, and common units of Electra LLC. This transaction transferred all of Star LLC’s equity ownership in the Company to Electra LLC, a sister company of Star LLC immediately after the spin-off. In connection with the spin-off, Electra LLC adopted the 2023 Equity Incentive Plan (the Electra LLC Plan) and granted PI Units to Star LLC’s PI Unit holders who supported the operations of Electra through the ISA. On December 31, 2023, Star LLC terminated 16 employees who were immediately employed by Electra, effective January 1, 2024. On January 1, 2024, the 4.5 million PI Units previously awarded to these holders for services rendered under the ISA were remeasured with a weighted-average fair value of $1.04 per PI Unit. All other terms of the PI Units remained the same.

Under the provisions of the Electra LLC Plan, the board of managers of Electra LLC (the Board of Managers) may grant PI Units to its employees, managers, and consultants, including those hired and engaged by its affiliated entities (collectively, the Participants). PI Units are common units issued to Participants with a threshold amount. In the event of distribution by Electra LLC, the proceeds distributed to the holder would be reduced by the threshold amount. PI Units are economically similar to a stock option award and vest based on time or performance-based milestones, as determined by the Board of Managers of Electra LLC and stipulated in the grant agreements.

PI Units generally vest 25% after one year, with the remainder vesting monthly over the following three-year period. The underlying terms and intended purpose of the PI Units are more akin to stock-based compensation for employees and non-employees than a performance bonus or profit-sharing arrangement.

Prior to closing of the Company's IPO, Electra LLC distributed all of its shares of the Company's Series A redeemable convertible preferred stock to the unit holders of Electra LLC, including to holders of outstanding profits interest units of

Electra LLC (the LLC Distribution). In connection with the LLC Distribution, certain of the Company's officers entered into a Stock Restriction Agreement such that shares of Series A redeemable convertible preferred received in the LLC Distribution, which reflects the number of shares of Series A redeemable convertible preferred stock that were distributed to the officers with respect to their unvested Profits Interest Units of Electra LLC, are subject to vesting on substantially the same vesting schedule that applied to their PI Units. Immediately prior to the closing of the IPO, the Series A redeemable convertible preferred shares received in the LLC Distribution were converted into shares of the Company's common stock. Such shares issued that have not vested are subject to repurchase by the Company upon termination of the officer. Such shares are not deemed to be issued for accounting purposes until they vest and are therefore excluded from basic and diluted net loss per share until the repurchase right lapses and the shares are no longer subject to the repurchase feature.

Stock-Based Compensation

The Company recognized stock-based compensation as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Research and development expense – PI Units	$25	$30	$75	$96
Research and development expense – options	1,543	114	2,700	485
Total research and development expense	1,568	144	2,775	581
General and administrative expense – PI Units	79	90	243	273
General and administrative expense – options	2,945	68	4,182	353
Total general and administrative expense	3,024	158	4,425	626
Total stock-based compensation expense	$4,592	$302	$7,200	$1,207

As of September 30, 2026, the total gross unrecognized stock-based compensation expense related to unvested stock options and PI Units aggregated to $44.0 million. These expenses are expected to be recognized over a weighted-average period of 3.3 years.

11. Segments

The Company’s chief operating decision maker (CODM) is its Chief Executive Officer, who reviews financial information presented on a net loss basis as reported in the statement of operations in order to make decisions about allocating resources and assessing performance for the entire Company. The CODM also utilizes the Company’s annual budget and strategic plan, as a key input to resource allocation. The CODM function approves of key operating and strategic decisions. The CODM function views the Company’s operations and manages its business as a single reportable operating segment.

The Company monitors its cash, cash equivalents and marketable securities as reported on the Company’s balance sheets to determine funding needed for furthering its research and development activities, while continuing general and administrative operations. The CODM function is regularly provided with the following significant segment expenses. Significant expenses include research and development and general and administrative expenses, which are each separately presented in the Company’s statements of operations. The CODM reviews significant expenses within both the research and development and the general and administrative categories. Other segment items within net loss include interest income, interest expense, and other income (expense). No product revenue has been generated since inception and all assets are held in the United States. See the financial statements for other financial information regarding the Company’s operating segment. The CODM is regularly provided with the following significant segment expenses:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Operating expenses:
Research and development:
Direct program costs:
Ipsoprubart	$8,835	$9,475	$34,959	$17,629
Other programs	3,092	2,414	10,638	7,799
Unallocated costs:
Personnel-related	4,417	2,454	10,998	6,705
Facilities, overhead and other	924	558	2,310	1,560
Total research and development	17,268	14,901	58,905	33,693
General and administrative:
Personnel-related	4,337	801	7,690	2,378
Third-party service providers	2,765	1,055	6,971	5,744
Facilities, overhead and other	691	265	1,725	576
Total general and administrative	7,793	2,121	16,386	8,698
Total operating expenses	25,061	17,022	75,291	42,391
Loss from operations	(25,061)	(17,022)	(75,291)	(42,391)
Other income (expense), net:
Interest income	1,133	232	2,453	569
Interest expense – related party	—	(1,293)	—	(1,620)
Other income (expense)	—	(9)	(2)	(11)
Total other income (expense), net	1,133	(1,070)	2,451	(1,062)
Net loss	$(23,928)	$(18,092)	$(72,840)	$(43,453)

12. Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(23,928)	$(18,092)	$(72,840)	$(43,453)
Deemed dividend to Series C redeemable convertible preferred stockholders	—	—	(9,675)	—
Net loss attributable to common stockholders	$(23,928)	$(18,092)	$(82,515)	$(43,453)
Denominator:
Weighted average shares outstanding used to compute basic and diluted net loss per share	6,889,670	29,329	2,341,239	29,329
Net loss per share attributable to common stockholders – basic and diluted:	$(3.47)	$(616.86)	$(35.24)	$(1,481.57)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share for the periods presented because including them would have been anti-dilutive:

	AS OF SEPTEMBER 30,
	2026	2025
Redeemable convertible preferred stock	—	21,271,235
Stock options outstanding	8,215,688	1,707,940
Restricted stock subject to future vesting	80,272	—
Total	8,295,960	22,979,175

For the period ended September 30, 2025, Electra LLC PI Units are excluded as they are not potentially dilutive securities to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations and the unaudited interim condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (Quarterly Report) should be read in conjunction with our audited financial statements and related notes as of and for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus (the IPO Prospectus) for our initial public offering (IPO) filed with the Securities and Exchange Commission (SEC) on September 18, 2026 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (Securities Act). This discussion and analysis and other parts of this Quarterly Report contain forward-looking statements based upon our current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, expectations and projections. Our actual results and the timing of certain events could differ materially from those discussed in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in the sections of this Quarterly Report titled “Forward-Looking Statements” and “Risk Factors” and elsewhere in this Quarterly Report. You should carefully read the section of this Quarterly Report titled “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements. Please also see the section titled “Forward-Looking Statements.”

Overview

We are a late clinical-stage biopharmaceutical company focused on pioneering a new class of precision medicines for the treatment of immune-mediated diseases and cancer. Our novel approach targets signal regulatory proteins (SIRP), a family of cell surface receptors whose expression is restricted to specific immune cell populations, and increases upon activation to enable selective depletion of disease-driving cells while preserving normal immune function. By replacing broad immunosuppression with selective elimination of principal cells that drive disease, we believe our approach can do for immune-mediated diseases what precision oncology has done for cancer, transforming the treatment paradigm for patients. Our lead product candidate is ipsoprubart, a novel pan-SIRP monoclonal antibody designed to selectively deplete pathological myeloid cells and T cells via binding to SIRPα/ß1/γ, which is currently in a global registrational program for patients with secondary hemophagocytic lymphohistiocytosis (sHLH). We are conducting SURPASS, our global Phase 2/3 registrational trial in newly diagnosed, treatment-naïve sHLH patients, as well as COMPASS, our natural history study designed to provide an external control comparator for SURPASS. We expect to complete enrollment in our registrational program in the second half of 2027. We are also advancing ELA822, a novel SIRPγ-specific monoclonal antibody designed to selectively deplete activated T cells, with potential applications across chronic T cell-mediated immune and inflammatory diseases. In August 2026, we obtained regulatory clearance and initiated a Phase 1 clinical trial of ELA822 in healthy volunteers in Europe, with data expected in the first half of 2027, followed by initiation of a Phase 1/2 clinical trial in patients with T cell-mediated immune disorders, which is expected in the middle of 2027, subject to regulatory approval.

We commenced operations in 2018 and since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, raising capital, discovering our product candidates, establishing and maintaining our intellectual property portfolio, conducting research, nonclinical studies and clinical trials, establishing arrangements with third parties for the manufacture of our product candidates and related raw materials, and providing general and administrative support for these operations. To date, we have financed our operations primarily through the issuance and sale of shares of our redeemable convertible preferred stock, issuance of convertible promissory notes and from the IPO of our common stock. As of September 30, 2026, issuances and sales of our redeemable convertible preferred stock have resulted in aggregate gross proceeds of $301.4 million. On September 21, 2026, we closed our IPO in which we sold and issued 23,333,334 shares of common stock at a public offering price of $15.00 per share and received net proceeds of $320.0 million, after deducting underwriting discounts and commissions and offering costs. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $402.5 million. Based on our current operating plan, we estimate that our existing cash, cash equivalents and marketable securities as of September 30, 2026 will fund our projected operating expenses and capital expenditures into 2029. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially.

Since our inception, we have incurred significant net losses and negative cash flows from operations. We incurred net losses of $72.8 million and $43.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $245.8 million. To date, we have funded our operations primarily from the sale and issuance of our common stock and our redeemable convertible preferred stock

We expect our expenses and operating losses will increase substantially for the foreseeable future as we:

•
advance our product candidates through our ongoing nonclinical and clinical development;
•
continue our research and development efforts and expand our pipeline of product candidates;
•
maintain, expand and protect our intellectual property portfolio;
•
collaborate with our contract manufacturing organizations to develop manufacturing processes and methods and establish manufacturing capacity to supply clinical trials in our pipeline and eventually for commercialization;
•
seek regulatory approval for any potential future product candidates for which we successfully complete clinical trials;
•
attract, hire and retain additional research and development, clinical, commercial and operational personnel;
•
potentially experience any delays, challenges or other issues associated with the clinical development of our product candidates, including with respect to our regulatory strategies;
•
make milestone, royalty or other payments under current, and any future, license or collaboration agreements;
•
potentially seek to identify, acquire or in-license new technologies or product candidates;
•
utilize third parties to manufacture our product candidates and related raw materials;
•
implement operational, financial and management information systems;
•
ultimately establish a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval; and
•
incur additional costs associated with being a public company, including audit, legal, regulatory and tax-related services associated with maintaining compliance with an exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs.

If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing, and distribution. Our net losses may fluctuate significantly from period to period, depending on the timing of and level of expense related to our clinical trials and nonclinical studies and our other research and development activities and capital expenditures and the timing and amount of any milestone or royalty payments due under our existing or future license or collaboration agreements. Cash used to fund operating expenses is impacted by the timing of payments for these expenses, as reflected in the change in our accounts payable and accrued liabilities.

We do not have any products approved for sale and have not generated any revenue to date. We do not expect to generate revenue from any product candidates until we successfully complete development and obtain regulatory approval for one or more of such product candidates, which we expect will take a number of years and may never occur. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, we will need substantial additional funding to support our operating activities as we advance our product candidates through clinical development, seek regulatory approval and prepare for commercialization if any of our product candidates are approved. Until such time when we can generate significant revenue from sales of our product candidates, if ever, we expect to fund our operations through public or private equity offerings, debt financings, or potentially other capital sources, such as collaboration or licensing arrangements with third parties or other strategic transactions. However, we may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through future collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to obtain adequate funding as and when needed, or on attractive terms, we could be required to significantly delay, reduce, or eliminate some or all of our research and development activities, product portfolio expansion or commercialization efforts, out-license intellectual property rights to our product candidates, sell unsecured assets, or scale back or terminate our pursuit of new strategic arrangements and transactions, or a combination of the above, any of which may have a material adverse effect on our business, financial condition, results of operations, and prospects.

We do not own or operate and currently have no plans to establish any manufacturing facilities. We rely and expect to continue to rely on third parties for the manufacture of our product candidates for nonclinical and clinical testing, as well as for commercial manufacture if our other product candidates obtain marketing approval. We are working with our current manufacturers to ensure that we will be able to scale up our manufacturing capabilities to support our clinical plans. In addition, we rely on third parties to package, label, store, and distribute our product candidates, and we intend to rely on third parties for our commercial products if marketing approval is obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment, and personnel while also enabling us to focus our expertise and resources on the discovery and development of our product candidates.

Components of Our Results of Operations

Operating Expenses

Our operating expenses consist of (i) research and development expenses and (ii) general and administrative expenses.

Research and Development

Research and development expenses consist primarily of costs incurred in connection with the development of our nonclinical and clinical product candidates. Research and development expenses consist of:

Direct program costs:

•
expenses incurred under agreements with consultants and third-party contract organizations that conduct research and development activities on our behalf;
•
costs related to the production of nonclinical and clinical materials related to our current or future product candidates paid to contract manufacturers;
•
laboratory, testing and other expenses related to the execution of nonclinical studies and clinical trials; and
•
third-party license fees, including any milestone-based payments.

Unallocated costs:

•
personnel-related costs, such as salaries, benefits and stock-based compensation for employees engaged in research and development activities; and
•
facility-related, overhead, and other costs not directly tied to a program, including rent, facility-related overhead, depreciation expense, expenses related to regulatory compliance and requirements, laboratory operations, information technology-related expenses, and other supplies and services.

We expense all research and development costs in the period in which such costs are incurred. Costs for certain research and development activities are recognized based on evaluating the progress to completion of specific tasks using information and data provided to us by our vendors and third-party service providers. A significant portion of our research and development expenses have been direct external costs, which we track by program. However, we do not track our internal research and development expenses on a program specific basis because these costs are deployed across multiple projects and, as such, are not separately classified.

Non-refundable advance payments for goods and services used over time for research and development are capitalized and recognized as goods are delivered or as the related services are performed. Certain prepaid amounts are classified as long-term based on contractual terms and conditions. In-licensing fees and other costs to acquire technologies used in research and development that have not yet received regulatory approval and that are not expected to have an alternative future use are expensed when incurred.

Research and development activities are central to our business model, and the successful development of our product candidates is highly uncertain. As of the date of this Quarterly Report, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development of any of our product candidates. There are numerous factors associated with the approval and successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Potential future changes to regulatory factors beyond our control may impact our development programs. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. In addition, we cannot predict which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements. We expect that our research and development expenses will increase substantially for the foreseeable future as we continue to invest in research and development activities related to developing our product candidates, as our product candidates advance into later and through various stages of development, as we seek regulatory approvals for any product candidates that successfully complete clinical trials, as we expand our product pipeline, as we maintain, expand, protect and enforce our intellectual property portfolio, and as we incur expenses associated with hiring additional personnel to support our research and development efforts.

The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and the successful development of our product candidates is highly uncertain. Our research and development expenses may vary significantly based on factors such as:

•
the number and scope of nonclinical and investigational new drug application (IND)- or similar-enabling studies to enable the authorization of a similar regulatory submission outside the United States;
•
the phases of development of our product candidates;
•
the progress and results of our research and development activities;
•
the number of trials required for regulatory approval;
•
the number of sites included in each trial;
•
the length of time required to initiate clinical trials and enroll eligible participants;
•
the number of participants that participate in each trial;
•
the drop-out and discontinuation rate of participants;
•
potential additional safety monitoring requested by regulatory authorities;
•
the duration of subject participation in the trials and follow-up;
•
the cost and timing of manufacturing of our product candidates;
•
the timing of licensing milestone payments related to development, regulatory and commercial events;
•
the receipt of regulatory approvals from applicable regulatory authorities;
•
the hiring and retention of research and development personnel;
•
the degree to which we obtain, maintain, defend, and enforce our intellectual property rights; and
•
the extent to which we establish collaboration, licensing or similar arrangements.

A change in the outcome of any of these variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate.

General and Administrative

General and administrative expenses support our key business functions as we grow and mature as a company. General and administrative expenses consist of:

•
personnel-related costs, such as salaries, benefits and stock-based compensation for employees engaged in general and administrative activities;
•
third-party service providers costs, including fees paid for legal, audit, accounting, consulting and other professional services; and
•
facility-related, overhead, and other costs, including rent, facility-related overhead, depreciation expense, insurance costs, information technology-related expenses, and other supplies and services.

We expect that our general and administrative expenses will increase substantially for the foreseeable future to support our expanding headcount and operations as we advance our product candidates through clinical development and commence our pre-commercial planning activities. We also expect that our costs will continue to increase as a result of operating as a public company related to legal, audit, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs, investor and public relations costs, and other expenses that we did not incur as a private company.

Other Income (Expense), Net

Our other income (expense), net consists of (i) interest income, (ii) interest expense and (iii) other income (expense).

Interest Income

Interest income consists primarily of interest from our marketable securities.

Interest Expense

Interest expense consists of the difference between the proceeds received from convertible promissory notes issued in March and June 2025 and the fair value of those notes at the applicable measurement date, including accrued interest. The notes were fully converted into our Series C redeemable convertible preferred stock in October 2025, and no interest expense on those notes was recorded for the three or nine months ended September 30, 2026.

Other Income (Expense)

Other income (expense) consists of foreign currency gains and losses.

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses on marketable securities.

Results of Operations

Comparison of the three and nine months ended September 30, 2026 and 2025

The following table summarizes our statements of operations for the periods presented (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE		NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%	2026	2025	$	%
Operating expenses:
Research and development	$17,268	$14,901	$2,367	16%	$58,905	$33,693	$25,212	75%
General and administrative	7,793	1,813	5,980	330%	16,386	7,734	8,652	112%
General and administrative – related party	—	308	(308)	(100)%	—	964	(964)	(100)%
Total operating expenses	25,061	17,022	8,039	47%	75,291	42,391	32,900	78%
Loss from operations	(25,061)	(17,022)	(8,039)	47%	(75,291)	(42,391)	(32,900)	78%
Other income (expense), net:
Interest income	1,133	232	901	388%	2,453	569	1,884	331%
Interest expense – related party	—	(1,293)	1,293	(100)%	—	(1,620)	1,620	(100)%
Other income (expense)	—	(9)	9	(100)%	(2)	(11)	9	(82)%
Total other income (expense), net	1,133	(1,070)	2,203	(206)%	2,451	(1,062)	3,513	(331)%
Net loss	$(23,928)	$(18,092)	$(5,836)	32%	$(72,840)	$(43,453)	$(29,387)	68%

Operating Expenses

Research and Development Expenses

The following table summarizes our research and development expenses for the periods presented (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE		NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%	2026	2025	$	%
Direct program costs:
Ipsoprubart	$8,835	$9,475	$(640)	(7)%	$34,959	$17,629	$17,330	98%
Other programs	3,092	2,414	678	28%	10,638	7,799	2,839	36%
Unallocated costs:
Personnel-related	4,417	2,454	1,963	80%	10,998	6,705	4,293	64%
Facilities, overhead and other	924	558	366	66%	2,310	1,560	750	48%
Total research and development	$17,268	$14,901	$2,367	16%	$58,905	$33,693	$25,212	75%

Research and development expenses increased to $17.3 million for the three months ended September 30, 2026 from $14.9 million for the three months ended September 30, 2025 primarily due to higher personnel-related expenses, primarily driven by higher stock-based compensation expense associated with stock options granted in connection with our IPO, and higher expenses related to advancement of the ELA822 clinical development program.

Research and development expenses increased to $58.9 million for the nine months ended September 30, 2026 from $33.7 million for the nine months ended September 30, 2025 primarily due to expenses related to our ipsoprubart program, primarily driven by costs associated with the advancement of the Phase 2/3 clinical trial in sHLH, and higher expenses related to advancement of the ELA822 clinical development program.

General and Administrative Expenses

The following table summarizes our general and administrative expenses for the periods presented (in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE		NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%	2026	2025	$	%
Personnel-related	$4,337	$801	$3,536	441%	$7,690	$2,378	$5,312	223%
Third-party service providers	2,765	1,055	1,710	162%	6,971	5,744	1,227	21%
Facilities, overhead and other	691	265	426	161%	1,725	576	1,149	199%
Total general and administrative	$7,793	$2,121	$5,672	267%	$16,386	$8,698	$7,688	88%

General and administrative expenses increased to $7.8 million for the three months ended September 30, 2026 from $2.1 million for the three months ended September 30, 2025 and increased to $16.4 million for the nine months ended September 30, 2026 from $8.7 million for the nine months ended September 30, 2025, primarily due to increased personnel-related expenses, driven by higher stock-based compensation expense associated with stock options granted in connection with our IPO and higher general and administrative headcount to support our growth, coupled with increased fees for third-party service providers, including higher consulting and legal expenses.

Other Income (Expense), Net

Interest Income

Interest income increased to $1.1 million for the three months ended September 30, 2026 from $0.2 million for the three months ended September 30, 2025 and increased to $2.5 million for the nine months ended September 30, 2026 from $0.6 million for the nine months ended September 30, 2025. This increase was primarily due to higher average balances of marketable securities and higher interest rates and returns.

Interest Expense

Interest expense decreased to zero for the three months ended September 30, 2026 from $1.3 million for the three months ended September 30, 2025 and decreased to zero for the nine months ended September 30, 2026 from $1.6 million for the nine months ended September 30, 2025. The decrease was due to the difference between the proceeds received from convertible promissory notes issued in March and June 2025 and the fair value of the notes as of September 30, 2025. There was no interest expense during the three and nine months ended September 30, 2026 on these convertible promissory notes, as the convertible promissory notes were fully converted to our Series C redeemable convertible preferred stock in October 2025.

Other Income (Expense)

Other expense, net was less than $0.1 million for the three and nine months ended September 30, 2026 and 2025 and related primarily to foreign currency gains and losses.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant net losses and negative cash flows in each period and on an aggregate basis. We have incurred significant net operating losses from operations since inception and had an accumulated deficit of $245.8 million as of September 30, 2026. Additionally, we anticipate that our operating losses and negative operating cash flows will increase for the foreseeable future as we continue to expand our research and development programs.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, identifying product candidates, establishing our intellectual property portfolio, conducting research and nonclinical studies, including IND-enabling studies, initiating and conducting clinical trials, establishing arrangements with third parties for the manufacture of our product candidates, and providing general and administrative support for these operations.

To date, we have financed our operations primarily through the issuance and sale of shares of our redeemable convertible preferred stock, issuance of convertible promissory notes and from the initial public offering of our common stock.

As of September 30, 2026, issuances and sales of our redeemable convertible preferred stock have resulted in aggregate gross proceeds of $301.4 million.

On June 18, 2026, we completed the second closing of our Series C redeemable convertible preferred stock financing (the Second Tranche Closing) and issued 4,918,477 shares of our Series C redeemable convertible preferred stock at a purchase price of $10.15 per share, resulting in gross proceeds of $49.9 million.

On September 21, 2026, we closed our IPO, and issued 23,333,334 shares of common stock at a public offering price of $15.00 per share for gross proceeds of $350.0 million. Net proceeds were $320.0 million, after deducting underwriting discounts and commissions and offering costs.

Funding Requirements

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $402.5 million.

We have incurred recurring losses and negative cash flows from operations and expect to continue to incur losses for the foreseeable future. We estimate that our existing cash, cash equivalents and marketable securities as of September 30, 2026 will be sufficient to fund our operations for at least the next 12 months.

Our principal uses of cash in recent periods have been funding our research and development activities, including personnel-related costs, and general and administrative expenses. Our future capital requirements will depend on many factors, including, but not limited to:

•
the scope, progress, results and costs of researching, developing and manufacturing our product candidates or any future product candidates, and conducting nonclinical studies;
•
the number and characteristics of any additional product candidates we develop or acquire;
•
the timing of, and the costs involved in, obtaining regulatory approvals or clearances for our product candidates or any future product candidates;
•
the expenses needed to attract and retain skilled personnel;
•
the cost of any future product candidates and any products we successfully commercialize;
•
the timing, receipt and amount of sales of any future approved or cleared products, if any; and
•
our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of any such agreements that we may enter into, including the timing and amount of any future milestone, royalty or other payments due under any such agreement.

We may not be able to raise additional funds or enter into such other arrangements when needed or on favorable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through future collaboration or licensing arrangements with third parties or other strategic transactions, we may have to relinquish rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to obtain adequate funding as and when needed, or on attractive terms, we could be required to significantly delay, reduce, or eliminate some or all of our research and development activities, product portfolio expansion or commercialization efforts, out-license intellectual property rights to our product candidates, sell unsecured assets, or scale back or terminate our pursuit of new strategic arrangements and transactions, or a combination of the above, any of which may have a material adverse effect on our business, results of operations, and financial condition.

Cash Flow Summary

The following table summarizes our cash flows for the periods presented (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE
	2026	2025	$	%
Net cash provided by (used in):
Operating activities	$(57,789)	$(43,080)	$(14,709)	34%
Investing activities	(91,795)	316	(92,111)	NM
Financing activities	372,983	40,000	332,983	832%
Net increase (decrease) in cash and cash equivalents	$223,399	$(2,764)	$226,163	NM

NM - Not Meaningful

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 of $57.8 million was primarily due to our net loss of $72.8 million and $0.9 million of net amortization of premiums and discounts of marketable securities, partially offset by a $8.0 million net change in operating assets and liabilities, $7.2 million non-cash stock-based compensation expense, $0.5 million non-cash lease expense, and $0.2 million depreciation expense.

Net cash used in operating activities for the nine months ended September 30, 2025 of $43.1 million was primarily due to our net loss of $43.5 million and $2.5 million of net decrease in operating assets and liabilities, partially offset by $1.2 million non-cash stock-based compensation expense and $1.6 million non-cash interest expense related to convertible promissory notes.

Investing Activities

Net cash used in investing activities was $91.8 million for the nine months ended September 30, 2026, which consisted primarily of $149.3 million in purchases of marketable securities, partially offset by $57.5 million of proceeds from the maturity of marketable securities.

Net cash provided by investing activities was $0.3 million for the nine months ended September 30, 2025, which consisted primarily of $1.0 million of proceeds from marketable securities, offset by $0.7 million in purchases of equipment.

Financing Activities

Net cash provided by financing activities was $373.0 million for the nine months ended September 30, 2026, which was attributable to net proceeds from the IPO of $325.5 million after deducting underwriting discounts and commissions, and net proceeds of $49.9 million from the issuance and sale of shares of our Series C redeemable convertible preferred stock in the Second Tranche Closing, partially offset by payments of offering costs related to the IPO of $2.9 million and proceeds from exercise of stock options of $0.5 million.

Net cash provided by financing activities was $40.0 million for the nine months ended September 30, 2025, resulting from the issuance of our convertible promissory notes, which were fully converted during the year ended December 31, 2025 into shares of our Series C redeemable convertible preferred stock.

Contractual Obligations and Other Commitments

We enter into contracts in the normal course of business with various third parties for nonclinical studies, clinical trials, manufacturing services and other services. These contracts generally provide for termination upon limited notice, and therefore we believe that our noncancelable obligations under these agreements are not material. All contracts are terminable, with varying provisions regarding termination. If a contract with a specific vendor were to be terminated, we would only be obligated for the products or services that we had received through the time of termination.

In September 2025, we entered into a noncancelable operating lease agreement for approximately 14,055 rentable square feet of office and laboratory space in South San Francisco, California. The lease has a three-year term expiring on September 30, 2028, and includes an initial rent abatement period. The lease provides us with two consecutive options to extend the lease term for three years each, at the then-prevailing fair rental value. We have not included these extension options in the lease term because we are not reasonably certain to exercise either option. The lease provides for escalating annualized base rent payments starting at $0.9 million and increasing to $1.0 million in the final year of the lease. Remaining lease payments from October 1, 2026 through the end of the lease term total $1.8 million. For additional details, see Note 7 to our audited financial statements as of and for the year ended December 31, 2025 included in the IPO Prospectus.

We are also party to a mouse platform agreement with an unrelated third party. Under the agreement, we were granted non-exclusive licenses to use transgenic mice to generate antibodies and to exploit products containing the resulting antibodies (Antibody Products). Ipsoprubart (but not ELA822) was generated under this agreement. We own all intellectual property rights in the antibodies generated from our use of the mice and in all Antibody Products.

Under the agreement, we paid a one-time initial technology access fee and are obligated to pay annual low five-digit maintenance fees per distinct antigen with which we immunized the mice, continuing until the first commercial sale of an Antibody Product. In addition, the agreement requires us to make certain development and commercial milestone payments upon the achievement of specified events by each Antibody Product, as well as pay royalties on net sales of Antibody Products. Aggregate milestone payments are up to the low double-digit millions of dollars per distinct Antibody Product. Royalties under the agreement are a low single digit percentage of net sales of all Antibody Products and are payable on a product-by-product and country-by-country basis beginning with the first commercial sale of the applicable Antibody Product in the applicable country and continuing for 10 years thereafter. The agreement remains in effect until the expiration of the last-to-expire royalty term, unless earlier terminated by us at will or by either party for the other party’s uncured material breach of a material provision of the agreement.

Off-Balance Sheet Arrangements

Since our inception, we have not had, and we do not currently have, any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Critical Accounting Estimates

The preparation of these financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires us to make estimates and assumptions for the reported amounts of assets, liabilities, revenue, expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and any such differences may be material.

There have been no significant changes to our critical accounting estimates from those described in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Significant Estimates and Judgments and our audited financial statements as of and for the year ended December 31, 2025 included in the IPO Prospectus.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies” to our unaudited condensed financial statements included in this Quarterly Report and to our audited financial statements included in the IPO Prospectus.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as the market value of our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a 'smaller reporting company' as defined by Item 10(f)(1) of Regulation S-K, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by such company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any legal proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. Before making your decision to invest in shares of our common stock, you should carefully consider the risks described below, together with the other information contained in this Quarterly Report, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our financial statements and the related notes included elsewhere in this Quarterly Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. We cannot assure you that any of the events discussed below will not occur. These events could have a material and adverse impact on our business, financial condition, results of operations, and prospects. If that were to happen, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Limited Operating History, Financial Position and Need for Additional Capital

We have a limited operating history and have no products approved for commercial sale, which may make it difficult for investors to evaluate our business, likelihood of success, and viability.

We are a late clinical-stage biopharmaceutical company with a limited operating history. We were incorporated in 2018, have no products approved for commercial sale and have never generated any revenue. Drug development is a highly speculative undertaking and involves a substantial degree of risk. It entails substantial upfront capital expenditures and significant risk that any product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval or become commercially viable. Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, business planning, identifying product candidates, establishing our intellectual property portfolio, conducting research and nonclinical studies, including Investigational New Drug Application (IND)-enabling studies, initiating and conducting clinical trials, establishing arrangements with third parties for the manufacture of our product candidates, and providing general and administrative support for these operations.

To date, we have financed our operations primarily through the issuance and sale of shares of our redeemable convertible preferred stock, the issuance of convertible promissory notes and from the IPO of our common stock. As of September 30, 2026, issuances and sales of our redeemable convertible preferred stock, convertible promissory notes and common stock have resulted in aggregate gross proceeds of $651.4 million.

We have not yet demonstrated an ability to successfully obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for you to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors and risks frequently experienced by clinical-stage biopharmaceutical companies developing targeted product candidates for immune-mediated diseases and cancer. We also may need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We have not yet demonstrated an ability to successfully overcome such risks and difficulties, or to make such a transition. We may not be successful in such a transition. If we do not adequately address these risks and difficulties or successfully make such a transition, our business will suffer.

We have incurred significant operating losses since our inception and have not generated any revenue. We expect to incur significant losses for the foreseeable future and may never generate any revenue or become profitable, or if we achieve profitability, we may not be able to maintain it.

We have incurred significant operating losses in each reporting period since our inception, have not generated any revenue to date and have financed our operations principally through private placements of our redeemable convertible preferred stock, convertible promissory notes and from the IPO of our common stock. For the years ended December 31, 2024 and 2025, we reported a net loss of $24.8 million and $62.0 million, respectively. For the nine months ended September 30, 2025 and 2026, we reported a net loss of $43.5 million and $72.8 million, respectively. As of September 30, 2026, we had an accumulated deficit of $245.8 million. There is no assurance that we will obtain financing from other sources, or that we will be able to obtain such financing on favorable terms, if at all. Substantially all of our losses have resulted from expenses incurred in connection with the research and development of ipsoprubart and ELA822, and from general and administrative costs associated with our operations. We expect to incur increasing levels of operating losses for the foreseeable future, particularly as we advance ipsoprubart and ELA822 through clinical development and otherwise advance our earlier-stage discovery programs. Our prior losses have had, and combined with expected future losses will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our ongoing and planned nonclinical studies and clinical trials for ipsoprubart and ELA822, as applicable. In addition, our expenses could increase if we are required by the U.S. Food and Drug Administration (FDA), or any comparable foreign regulatory authority, to perform clinical trials in addition to those currently expected, or if there are any delays in completing our clinical trials or in the nonclinical or manufacturing-related activities associated with the development of our product candidates. Moreover, if we obtain regulatory approval for ipsoprubart and ELA822 or any future product candidates, we will incur significant sales, marketing, manufacturing and distribution expenses in connection with the commercialization of ipsoprubart and ELA822 or any other future product candidates. We may never succeed in these activities and, even if we do, we may never generate any revenue or revenue that is significant enough to achieve profitability.

As a result, we expect to continue to incur significant and increasing net losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing therapeutic products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. To become and remain profitable, we must succeed in a range of challenging activities, including discovering, developing, completing clinical trials, obtaining regulatory approvals for, and eventually commercializing products that generate significant revenue. We are only in the preliminary stages of a few of these activities.

Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis. In addition, we expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely on the results of any quarterly or annual periods as indications of future operating performance. If we fail to become and remain profitable, there may be an adverse effect on the value of our company which could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product candidate pipeline, achieve our strategic objectives or even continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

We will require substantial additional capital to finance our operations and achieve our goals. If we are unable to raise capital when needed or on terms acceptable to us, we may be forced to delay, reduce, or eliminate our research or development programs, any future commercialization efforts or other operations.

Developing therapeutic products, including conducting nonclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Our operations have consumed substantial amounts of cash since inception, and we expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our lead product candidate, ipsoprubart, and our other product candidate, ELA822, and otherwise advance our earlier-stage discovery programs through clinical development. We expect increased expenses as we continue our research and development, continue our ongoing clinical trials, initiate additional clinical trials, seek to expand our product pipeline and clinical applications, seek regulatory approval for our current and future product candidates, and invest in our organization. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we continue to incur additional costs associated with operating as a public company that we did not incur as a private company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

We had $402.5 million in cash, cash equivalents and marketable securities as of September 30, 2026. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient for us to fund our operations into 2029. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Changes beyond our control may occur that would cause us to use our available capital before that time, including changes in and progress of our drug development activities and changes in regulation. Our future capital requirements will be dependent on many factors, including:

•
the progress, timing and results of clinical trials and nonclinical studies for ipsoprubart, ELA822, or any future product candidates;
•
further development of our proprietary library of SIRP-targeted antibodies;
•
the extent to which we develop, in-license, out-license or acquire any future product candidates or technologies;
•
the number and development requirements of any future product candidates that we may pursue, and other indications for our current product candidates that we may pursue;
•
the costs, timing and outcome of obtaining regulatory approvals of our current or future product candidates;
•
the scope and costs of making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our current or future product candidates;
•
the costs involved in growing our organization to the size needed to allow for the research, development and potential commercialization of our current or future product candidates;
•
the costs associated with commercializing any approved product candidates, including establishing sales, marketing, market access, and distribution capabilities;
•
to the extent we pursue strategic collaborations, including collaborations to commercialize ipsoprubart, ELA822 or any of our future product candidates, our ability to establish and maintain collaborations on favorable terms, if at all, as well as the timing and amount of any milestone or royalty payments we are required to make or are eligible to receive under such collaborations or our current licenses and platform service agreements;
•
the costs associated with completing any post-marketing studies or trials required by the FDA, or other comparable foreign regulatory authorities;
•
the revenue, if any, received from commercial sales of ipsoprubart and ELA822 or any of our future product candidates, if any are approved;
•
the costs of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims that we may become subject to, including any litigation costs and the outcome of such litigation; and
•
the costs associated with potential product liability claims, including the costs associated with obtaining insurance against such claims and with defending against such claims.

We will require additional capital to complete our planned nonclinical studies and clinical trials for our current product candidates to obtain regulatory approval, and we anticipate needing to raise additional capital to complete the development of, and eventually commercialize, our product candidates, if approved. Adequate additional financing may not be available to us on favorable terms, or at all. Our ability to raise additional funds will be dependent on financial, economic and market conditions, geopolitical issues and other factors, over which we may have limited or no control. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available on commercially acceptable terms when needed, we may be forced to delay, reduce or terminate the development or commercialization, if approved, of all or part of our research programs or product candidates or we may be unable to take advantage of future business opportunities, including pursuing new in-licenses and acquisitions. Furthermore, any additional capital-raising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our current and any future product candidates, if approved. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

We will be required to obtain further funding through public or private equity financings, debt financings, collaboration agreements, licensing arrangements, or other sources of financing, which may dilute our stockholders or restrict our operating activities. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, each investor’s ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect each investor’s rights as a stockholder. Debt financing or preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Such restrictions could adversely impact our ability to conduct our operations and execute our business plan. If we raise additional funds through upfront payments or milestone payments pursuant to strategic collaborations with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us.

Our failure to raise capital as and when needed or on acceptable terms could significantly harm our business, financial condition, results of operations, and prospects and cause the price of our common stock to decline, and we may have to delay, reduce the scope of, suspend, or eliminate one or more of our research or drug development programs, nonclinical studies, clinical trials, or future commercialization efforts.

Risks Related to Research, Discovery, Development, Regulatory Approval, and Commercialization of Our Product Candidates

We are substantially dependent on the success of our lead product candidate, ipsoprubart, and our other product candidate, ELA822. If we are unable to advance the development of, receive regulatory approval for, and ultimately successfully commercialize ipsoprubart or ELA822, or experience significant delays in doing so, our business will be materially harmed.

We have invested, and plan to continue to invest, a significant portion of our efforts and financial resources in the development of our lead product candidate, ipsoprubart. Our future success is highly dependent on our ability to timely complete successful clinical trials, obtain regulatory approval for, and then successfully commercialize ipsoprubart and our other product candidate, ELA822, which may never occur. We are currently conducting a Phase 2/3 registrational trial of ipsoprubart in sHLH, a Phase 1 clinical trial of ipsoprubart in T cell malignancies and initiated a Phase 1 clinical trial for ELA822 in Europe as our clinical trial application (CTA) for ELA822 was approved in August 2026. Our other potential product candidates are also in earlier stages of development. We currently have no products that are approved for sale in any jurisdiction. We have invested substantially all of our efforts and financial resources in ipsoprubart and ELA822 and conducting nonclinical studies and clinical trials. There can be no assurance that ipsoprubart or ELA822 or any future product candidates we develop will achieve success in their nonclinical studies, clinical trials, or obtain regulatory approval. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, given the stage of our development, approval for commercialization may require additional time and cannot be assured.

Our ability to generate product revenue, which may not occur for many years, if ever, will be heavily dependent on the successful development and eventual commercialization of our lead product candidate, ipsoprubart, our other product candidate, ELA822, and the development of additional product candidates. The success of ipsoprubart, ELA822 and any additional product candidates will be dependent on several factors, including the following:

•
timely completion of nonclinical studies;
•
acceptance of, or allowance to proceed under, any INDs by the FDA, or under comparable CTAs by comparable foreign regulatory authorities for our clinical trials;

•
timely and successful enrollment of patients in, and timely and successful completion of, clinical trials with favorable results;
•
our ability to enroll adequate participants to allow the results to be generalizable to the U.S. population;
•
the frequency and severity of adverse events in clinical trials;
•
approval of Biologics License Applications (BLAs) by the FDA or similar foreign regulatory approvals, including the completion of any required post-marketing studies or trials and available funding to perform any post-marketing commitments;
•
raising additional funds necessary to complete clinical development of and commercialize our current or future product candidates;
•
obtaining, maintaining, expanding and protecting our patent, trade secret and other intellectual property and any regulatory exclusivity for our current and future product candidates;
•
making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our current and future product candidates and ensuring a resilient, effective supply chain that produces supply that outpaces demand;
•
developing and implementing marketing and reimbursement strategies, and creating adequate demand forecasts for supply and sales planning;
•
establishing sales, marketing and distribution capabilities and launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others in a market where promotional sales approaches are rapidly moving to digital platforms;
•
demonstration of safety, purity and potency (or efficacy), and acceptable risk-benefit profiles of our product candidates to the satisfaction of the FDA and comparable foreign regulatory authorities;
•
acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors underpinned by adequate health economic data and a meaningful value proposition;
•
effectively competing with existing and future therapies;
•
obtaining and maintaining third-party payor coverage and adequate reimbursement in both public and private payor spaces;
•
obtaining appropriate support from patient advocacy organizations;
•
addressing any delays in our clinical trials; and
•
maintaining a continued acceptable safety profile of our product candidates following any approval.

Many of these factors are beyond our control, and it is possible that none of our product candidates will ever obtain regulatory approval even if we expend substantial time and resources seeking such approval. If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. For example, our business could be harmed if results of our ongoing clinical trials of ipsoprubart show unexpected adverse events or a lack of efficacy in the patient populations we intend to treat, do not meet the clinical endpoints or if we experience other regulatory or developmental issues.

There are currently no approved therapies for the treatment of sHLH broadly, and our research and development activities related to ipsoprubart for the treatment of sHLH broadly may never lead to an approved product. Our discovery and development programs are focused on SIRP-targeted precision immune cell depletion for patients with immune-mediated diseases and cancer, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new.

We are evaluating ipsoprubart to treat sHLH broadly. There are currently no approved therapies for the treatment of sHLH broadly. Our SIRP-targeted precision immune cell depletion approach is novel and scientifically uncertain, and our research and development activities may never lead to approved or marketable products. The discovery and development of precision medicines for patients with immune-mediated diseases and cancer is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our nonclinical work and early clinical trial results, that the depletion of SIRP-expressing immune cells by antibodies via binding to SIRPα/ß1/γ will enable selective depletion of disease-driving cells while preserving normal immune function, future clinical results may not confirm this hypothesis or may only confirm it for certain SIRP-expressing immune cells or in certain immune-mediated diseases and cancer.

We cannot be certain that our approach will lead to the development of an approvable or marketable product. We may not succeed in demonstrating safety and efficacy of ipsoprubart for the treatment of sHLH broadly in our ongoing or anticipated clinical trials or in larger-scale clinical trials. Advancing ipsoprubart in development creates significant challenges for us, including:

•
obtaining regulatory approval, as the FDA and other comparable foreign regulatory authorities have yet to approve a therapy for the treatment of sHLH broadly;
•
if ipsoprubart is approved, educating medical personnel regarding the potential efficacy and safety benefit, as well as the challenges, of incorporating our product into their clinical practice; and
•
establishing the sales and marketing capabilities upon obtaining any regulatory approvals to gain market acceptance.

Our scientific approach to target cell surface receptors whose expression is restricted to specific immune cell populations and increases upon activation to selectively deplete disease-driving cells while preserving normal immune function may not be successful in addressing the limitations of broad immunosuppression or creating product candidates that ultimately succeed in development, regulatory approval or commercialization. We may also be unsuccessful in using our approach to identify additional product candidates, and any of our product candidates may be shown to have harmful side effects or other characteristics that necessitate additional clinical testing or make them unmarketable or unlikely to receive or maintain regulatory approval. In particular, any failure of one of our development programs (or a competitor’s product or program pursuing a similar approach) could create a perception that our other programs are less likely to succeed or that our overall approach is not viable.

We believe we have had favorable nonclinical study and early clinical trial results; however, we are early in our development efforts, including with respect to ipsoprubart and ELA822, and may not succeed in demonstrating the efficacy and safety of any product candidate in clinical trials or in obtaining regulatory approval thereafter. We also cannot be certain that our scientific and development approach, including with respect to ipsoprubart and ELA822, will result in an approvable or marketable product with commercial value in our initial targeted indications or any other indication.

Further, the pharmaceutical industry is characterized by rapidly advancing technologies, and our future success will depend in part on our ability to maintain a competitive position. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Our competitors may render our approach obsolete or limit the commercial value of our scientific approach or product candidates through advances in existing technologies or the development of new or different approaches. Conversely, adverse developments with respect to other companies pursuing a similar approach may adversely impact the actual or perceived value of our approach and the potential of our product candidates.

Therefore, we do not know whether our approach, including development of product candidates in immune-mediated diseases and cancer, will be successful, or whether our specific development programs for ipsoprubart and ELA822 will yield approvable or commercially viable products. If our approach or our individual programs are unsuccessful, the value of our company could decline significantly.

Drug development is a lengthy and expensive process, the outcome of clinical testing is inherently uncertain, and results of earlier nonclinical studies and clinical trials may not be predictive of future clinical trial results. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of ipsoprubart, ELA822 and any future product candidates for many reasons, including a failure to replicate positive results from earlier nonclinical studies or clinical trials in ongoing or future nonclinical studies or clinical trials.

Before obtaining approval from regulatory authorities for the commercialization of any of our product candidates, we must conduct extensive clinical trials to demonstrate the safety, purity, potency, or efficacy of the product candidate in humans. Before we can initiate clinical trials for any product candidates, we must submit the results of nonclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional nonclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our nonclinical development programs. For example, while we have an approved CTA for ELA822 in the European Union (EU) and initiated a Phase 1 clinical trial, we plan to submit an IND to the FDA for ELA822 in the United States, and the FDA may require additional data before allowing us to proceed.

The risk of failure is high for nonclinical and clinical-stage product candidates. It is impossible to predict when or if ipsoprubart, ELA822 or any future product candidates will receive regulatory approval. To obtain the requisite regulatory approvals to commercialize any product candidate, we must demonstrate through extensive nonclinical studies and lengthy, complex and expensive clinical trials that our product candidates are safe, pure, potent and effective for their claimed indications, which includes clinical effectiveness, in humans. Clinical testing can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of clinical trials and nonclinical studies of ipsoprubart and ELA822 or any future product candidates may not be predictive of the results of later-stage clinical trials. Interim, topline or preliminary results of a clinical trial are not necessarily indicative of final results. In particular, our ongoing SURPASS Phase 2/3 registrational trial, which is evaluating ipsoprubart in adult and pediatric patients diagnosed with treatment-naïve sHLH, is based primarily on data from 12 frontline malignancy-associated hemophagocytic lymphohistiocytosis (mHLH) patients enrolled in our Phase 1b trial. The sHLH patient population is heterogeneous, encompassing multiple disease subtypes and underlying triggers, and results observed in a small, single-arm Phase 1b trial may not be reproducible in a larger, more diverse registrational trial, including in pediatric patients, as the Phase 1b trial enrolled adults only. If SURPASS fails to demonstrate substantial evidence of efficacy and sufficient tolerability to satisfy the FDA and other regulators, we may be unable to obtain regulatory approval for ipsoprubart, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may be unable to establish benefit on clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of their products. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or to unfavorable safety profiles, notwithstanding promising results in earlier trials. There is typically a high rate of failure of product candidates proceeding through clinical trials, particularly in the earlier stages of development. Most product candidates that commence clinical trials are never approved as products and there can be no assurance that any of our future clinical trials will ultimately be successful or support regulatory approval of ipsoprubart, ELA822 or any future product candidates.

Additionally, our ongoing Phase 2/3 registrational trial of ipsoprubart in sHLH and Phase 1 clinical trial of ipsoprubart in T cell malignancies, and some of our planned clinical trials utilize, or may utilize, an “open-label” trial design. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The results from an open-label trial may not be predictive of future clinical trial results with any of our product candidates for which we include an open-label clinical trial when studied in a controlled environment with a placebo or active control.

Our SURPASS Phase 2/3 registrational trial for ipsoprubart in sHLH is designed as a single-arm, open-label trial that relies on COMPASS, a retrospective natural history study, to provide the external control comparator rather than a concurrent randomized control group. This design is subject to significant regulatory risk. The FDA or the European Medicines Agency (EMA) may disagree with the propensity score weighting methodology used to adjust for differences in baseline characteristics between the SURPASS and COMPASS populations, the adequacy of the COMPASS patient population as a comparator, or the sufficiency of the 8-week overall survival (OS) primary endpoint. Even if SURPASS achieves its primary endpoint in the lymphoma-associated HLH (LA-HLH) population, the FDA or EMA may not accept the data as sufficient to support approval of ipsoprubart for sHLH broadly, and any approval we receive could be limited to a narrower patient population, which could significantly limit the commercial opportunity for ipsoprubart. Retrospective chart review data underlying COMPASS may be of lower quality, completeness, or consistency than prospectively collected data, and the propensity score adjustment may not fully account for all relevant differences in baseline characteristics between the ipsoprubart-treated and external control populations. While we believe we have aligned with the FDA on this approach at the design stage and have engaged with the EMA regarding our development plans, any such alignment or engagement does not guarantee that these agencies will accept the resulting data, even if we believe the results are positive, as sufficient to support regulatory approval. For example, the FDA or EMA may determine that the COMPASS data are insufficient in quality, completeness, or comparability to the SURPASS population, or may require additional data or a randomized controlled trial. If the FDA or EMA does not accept our trial designs or the resulting data as sufficient to support regulatory approval, we may be required to conduct additional or redesigned clinical trials, which would significantly delay and increase the cost of our development program and could prevent approval of ipsoprubart.

We do not know whether any of our nonclinical studies or clinical trials will begin as planned, need to be restructured or be completed on schedule, if at all. We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive regulatory approval or commercialize ipsoprubart, ELA822 or any future product candidates, including:

•
we may be unable to generate sufficient nonclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•
the FDA or comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;
•
we may experience delays in identifying, recruiting and training suitable clinical investigators;
•
regulatory authorities, institutional review boards (IRBs) or ethics committees may not authorize or allow us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site, or may halt or suspend an ongoing clinical trial;
•
we may experience delays in reaching or fail to reach agreement on acceptable terms with prospective trial sites and prospective contract research organizations (CROs) the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
clinical trial sites deviating from the trial protocol or dropping out of a trial;
•
clinical trials of any product candidates may fail to show safety or efficacy, produce negative or inconclusive results and we may decide, or regulatory authorities may require us, to conduct additional nonclinical studies or clinical trials or we may decide to abandon product development programs;
•
the number of participants required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;
•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, or may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•
we may elect, or regulatory authorities, IRBs, or ethics committees may require, that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the patients in our trials are being exposed to unacceptable health risks;
•
the cost of clinical trials for ipsoprubart, ELA822 or any future product candidates may be greater than we anticipate, and we may not have sufficient funds to complete such trials;
•
the quality of ipsoprubart, ELA822 or any future product candidates or other materials necessary to conduct clinical trials of ipsoprubart, ELA822 or any future product candidates may be inadequate to initiate or complete a given clinical trial;
•
our inability to manufacture sufficient quantities of ipsoprubart, ELA822 or any future product candidates for use in clinical trials;
•
our inability to meet drug specifications suitable for use in clinical trials and commercial applications, including the development and validation of a potency assay to ensure that the characteristics of the product released are as expected;

•
reports from clinical testing of other therapies may raise safety or efficacy concerns about ipsoprubart, ELA822 or any future product candidates;
•
the receipt of feedback from regulatory authorities that requires us to modify the design of our clinical trials;
•
our failure to establish an appropriate safety profile for a product candidate based on clinical or nonclinical data for such product candidate as well as data emerging from other therapies in the same class as ipsoprubart, ELA822 or any future product candidates; and
•
the FDA or other comparable foreign regulatory authorities may require us to submit additional data such as long-term toxicology studies or impose other requirements before permitting us to initiate a clinical trial.

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs or ethics committees overseeing the institutions in which such trials are being conducted, or the FDA or other comparable regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements, including the FDA’s Good Clinical Practice (GCP) regulations, or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other comparable foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of ipsoprubart, ELA822 or any future product candidates. Further, the FDA or other comparable foreign regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

We cannot predict with any certainty the schedule for commencement and completion of future clinical trials. Further, conducting clinical trials in foreign countries, as we have done and may do in the future for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

If we are required to conduct additional clinical trials or other testing of our current or future product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our current or future product candidates or other testing in a timely manner, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may incur unplanned costs, be delayed in seeking and obtaining regulatory approval, if we receive such approval at all, receive more limited or restrictive regulatory approval, be subject to additional post-marketing testing requirements or have the product removed from the market after obtaining regulatory approval.

Additionally, if the results of our clinical trials are inconclusive or if there are safety concerns or serious adverse events associated with our product candidates, we may:

•
be delayed in obtaining regulatory approval, if at all;
•
obtain approval for indications or patient populations that are not as broad as intended or desired or may have restricted duration expectations or guidance;
•
obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•
be required to perform additional clinical trials to support approval or be subject to additional post-marketing testing requirements;
•
have regulatory authorities withdraw, vary or suspend their approval of the product or impose restrictions on its distribution in the form of a Risk Evaluation and Mitigation Strategy (REMS) or comparable foreign strategy;
•
be subject to the addition of labeling statements, such as warnings or contraindications;
•
be sued; or
•
experience damage to our reputation.

Our drug development costs will also increase if we experience delays in testing or obtaining regulatory approvals. Also, delays in obtaining regulatory approval may increase commercialization costs if the competitive environment becomes more intense prior to market entry.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

Furthermore, we may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional nonclinical studies to bridge our modified product candidates to earlier versions. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our current or any future product candidates could be negatively impacted, and our ability to generate revenues from our current or future product candidates may be delayed or eliminated entirely.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation (CTR) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Patient enrollment is a significant factor in the timing and success of clinical trials, and the timing of our clinical trials depends, in part, on the speed at which we can recruit and enroll patients to participate in our trials, as well as their completion of required follow-up periods.

We may not be able to initiate or continue our ongoing or planned clinical trials for our current or future product candidates if we are unable to identify and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. We cannot be certain how many patients will meet our criteria for inclusion in our clinical trials, or that the number of patients enrolled in each program will suffice to support an application for regulatory approval in the indications we are targeting. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates. Patient enrollment is also affected by other factors, including:

•
severity of the disease under investigation;
•
our ability to recruit clinical trial investigators of appropriate competencies and experience;
•
the incidence and prevalence of our target indications;
•
clinicians’ and patients’ awareness of, and perceptions as to, the potential advantages and risks of our product candidates in relation to other available therapies, including any new products that may be approved for the indications we are investigating;

•
the availability, expertise, dedication and selection of CROs, to manage operations related to clinical trial enrollment;
•
competing studies or trials with similar eligibility criteria;
•
invasive procedures required to enroll patients and to obtain evidence of the product candidate’s performance during the clinical trial;
•
availability and efficacy of approved medications for the disease under investigation;
•
eligibility criteria defined in the protocol for the trial in question;
•
the size and nature of the patient population required for analysis of the trial’s primary endpoints;
•
efforts to facilitate timely enrollment in clinical trials;
•
whether we are subject to a partial or full clinical hold on any of our clinical trials;
•
reluctance of physicians or patient advocacy organizations to encourage patient participation in clinical trials;
•
the ability to monitor patients adequately during and after treatment;
•
our ability to obtain and maintain patient consents; and
•
proximity and availability of clinical trial sites for prospective patients.

Furthermore, we expect to rely on our CROs and clinical trial sites to ensure the proper and timely conduct of our future clinical trials, including the patient enrollment process, and we have limited influence over their performance. Additionally, we could encounter delays if treating physicians face unresolved ethical issues associated with enrolling patients in future clinical trials of ipsoprubart, ELA822 or any future product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles.

If we are unable to enroll a sufficient number of patients for our clinical trials, it would result in significant delays or might require us to abandon one or more clinical trials altogether. Even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining patients in our clinical trials. Enrollment delays in our clinical trials may result in increased development costs for ipsoprubart, ELA822 or any future product candidates, slow down or halt our product candidate development and approval process and jeopardize our ability to seek and obtain the regulatory approval required to commence product sales and to generate revenue, which would cause our stock price to decline and limit our ability to obtain additional financing, if needed.

Adverse side effects or other safety risks associated with ipsoprubart, ELA822 or any future product candidates we may develop could delay or preclude approval, cause us to suspend or discontinue clinical trials or abandon further development, limit the commercial profile of an approved product, or result in significant negative consequences following regulatory approval, if any.

There may be treatment-related serious adverse events (SAEs) or unexpected serious adverse reactions suspected to be associated with the use of ipsoprubart, ELA822 or any future product candidates. Our clinical trials may reveal significant adverse events not seen in our nonclinical studies or prior clinical trials and may result in a safety or tolerability profile that could delay or prevent regulatory approval, or market acceptance of ipsoprubart, ELA822 or any future product candidates, if approved. Undesirable or clinically unmanageable side effects observed in our clinical trials for our product candidates could occur and cause us or regulatory authorities to interrupt, delay or halt our clinical trials and could result in more restrictive labeling than anticipated or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. If additional adverse events, SAEs or other side effects are observed in any of our clinical trials that are atypical of, or more severe than, the known side effects of the respective class of agents that each of our product candidates are a part of, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon those trials or our development efforts of one or more product candidates altogether. Moreover, we, the FDA, other comparable regulatory authorities or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that participants in such trials are being exposed to unacceptable health risks or adverse side effects. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance due to tolerability concerns as compared to other available therapies. Any of these developments could materially harm our business, financial condition and prospects.

Furthermore, clinical trials by their nature utilize a sample of the potential patient population. With a limited number of participants and limited duration of exposure, rare and severe side effects of our product candidates or those of our competitors may only be uncovered with a significantly larger number of patients exposed to the drug. Undesirable or clinically unmanageable side effects observed in our clinical trials for our product candidates could also occur following discontinuation of ipsoprubart, ELA822, or any future product candidates with sufficient recovery periods, and we will need to monitor the severity and duration of side effects in our clinical trials. If such effects are more severe, less reversible than we expect or not reversible at all, we may decide or be required to perform additional studies or to halt or delay further clinical development of ipsoprubart and ELA822, as applicable, or any clinical or nonclinical development of future product candidates, which could result in the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Adverse events and SAEs that emerge during clinical investigation of or treatment with ipsoprubart, ELA822 or any future product candidates may be deemed to be related to our product candidates.

Additionally, if any of our product candidates receives regulatory approval, and we or others later identify undesirable side effects caused by such product, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a REMS, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone. Other potentially significant negative consequences associated with adverse events include:

•
we may be required to suspend marketing of a product, or we may decide to remove such product from the marketplace;
•
regulatory authorities may withdraw or change their approvals of a product;
•
regulatory authorities may require additional warnings on the label or limit access of a product to selective specialized centers with additional safety reporting and with requirements that patients be geographically close to these centers for all or part of their treatment;
•
we may be required to create a medication guide outlining the risks of a product for patients, or to conduct post-marketing studies;
•
we may be required to change the way a product is administered;
•
we could be subject to fines, injunctions, or the imposition of criminal or civil penalties, or be sued and held liable for harm caused to participants or patients; and
•
a product may become less competitive, and our reputation may suffer.

Any of these events could diminish the usage or otherwise limit the commercial success of our product candidates and prevent us from achieving or maintaining market acceptance of our product candidates, if approved by the FDA or other regulatory authorities.

Preliminary, topline or interim data from our clinical trials that we announce or publish from time to time may change as more patient data become available and/or are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, topline or interim data from our clinical trials, such as preliminary, topline or interim data analysis from our ongoing Phase 2/3 registrational trial of ipsoprubart in sHLH and Phase 1 clinical trial of ipsoprubart in T cell malignancies. These data and related findings and conclusions may only reflect certain endpoints rather than all endpoints and are subject to change. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary or topline results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.

Preliminary or topline data also remain subject to review and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. As a result, preliminary and topline data should be viewed with caution until the final data are available. In addition, we may report preliminary data or interim analyses of the clinical trials we may conduct and complete, which are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between preliminary or interim data and final data could significantly harm our business and prospects. Further, additional disclosure of preliminary or interim data by us in the future could result in volatility in the price of our common stock.

Further, the information we choose to publicly disclose regarding a particular study or clinical trial is typically selected from a more extensive amount of available information. You or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the preliminary, topline or interim data that we report differ from later, final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, financial condition, results of operations, and prospects.

The incidence and prevalence for target patient populations of one or more of our current product candidates have not been established with precision. If the market opportunities for our current or future product candidates are smaller than we estimate or if any approval that we may obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

Our projections of the number of people who have sHLH and T cell malignancies, as well as other diseases in immunology and cancer that we are targeting, and who have the potential to benefit from treatment with ipsoprubart, ELA822 or any of our future product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. In particular, our estimates of the sHLH patient population and projected growth rates are based primarily on a single internally commissioned claims data analysis using International Classification of Diseases diagnosis codes, which may not capture misdiagnosed or undiagnosed patients and may be subject to coding variability. The compound annual growth rate we have cited for the sHLH diagnosed population may not be sustained, and the projected patient population may be materially lower than our estimates. Further, new studies may change the estimated incidence or prevalence of the indications that we are targeting. The potentially addressable patient population for ipsoprubart, ELA822 or any of our future product candidates may be more limited than we currently estimate or may not be amenable to treatment with such product candidates.

Although we intend to explore other therapeutic opportunities in addition to the product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional potential product candidates, our business could be materially harmed.

We may expend our limited resources to pursue a particular product candidate in specific target indications and fail to capitalize on product candidates or indications that may be more profitable or for which we believe there is a greater likelihood of success. Because we have limited financial and managerial resources, we focus our development efforts on certain selected product candidates in certain selected target indications. For example, we are currently primarily focused on ipsoprubart for the treatment of sHLH and T cell malignancies. As a result, we may forgo or delay pursuit of opportunities with other product candidates, or other indications for our current or any future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific target indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

We are conducting and may in the future conduct clinical trials for current or future product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We are conducting and may in the future conduct, clinical trials for current or future product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials. We are currently conducting clinical trials in the EU, and we expect to continue to conduct trials internationally in the future. The acceptance of data from clinical trials conducted outside the United States by the FDA or other comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application unless (i) the data are applicable to the U.S. population and U.S. medical practice and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations, and the data may be considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise conducted pursuant to an IND, the FDA will not accept the data as support for an IND or marketing application unless the study is well-designed and well-conducted in accordance with GCPs and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. Conducting clinical trials outside the United States also exposes us to additional risks, including risks associated with foreign exchange fluctuations, compliance with foreign manufacturing, customs, shipment and storage requirements, and cultural differences in medical practice and clinical research, and diminished protection of intellectual property in some countries.

If the FDA or other comparable foreign regulatory authorities do not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop being delayed or not receiving approval for commercialization in the applicable jurisdiction.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market any product we may develop, we may not be successful in commercializing those products if they are approved.

We do not have a sales or marketing infrastructure and have limited experience in the sales, marketing and distribution of drug products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future and if any of our product candidates are approved, we may choose to build a focused sales, marketing and commercial support infrastructure to sell, or participate in sales activities with collaborators for some of our current or future product candidates.

There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, factors that may inhibit our efforts to commercialize any approved product candidates include:

•
the inability to recruit and retain adequate numbers of effective sales, marketing, coverage or reimbursement, customer service, medical affairs and other support personnel; the inability of sales personnel to obtain access to or educate decision makers of the utility of future approved product candidates;
•
the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors;
•
the inability to price any of our current or future product candidates at a sufficient price point to ensure an adequate and attractive level of profitability;
•
restricted or closed distribution channels that make it difficult to distribute our current or future product candidates to segments of the patient population;
•
the lack of complementary product candidates to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product candidate lines; and
•
unforeseen costs and expenses associated with creating an independent commercialization organization.

If the commercial launch of a product candidate, if approved, for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our commercialization personnel.

If we enter into arrangements with third parties to perform sales, marketing, commercial support and distribution services, our sales revenue or the profitability of sales revenue may be lower than if we were to do so ourselves. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates, if approved.

Our current or future product candidates may not achieve adequate market acceptance among physicians, patients or their families, healthcare payors and others in the medical community necessary for commercial success.

Even if our current or future product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients or their families, third-party payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will be dependent on a number of factors, including:

•
the efficacy, durability and safety profile as demonstrated in clinical trials compared to alternative treatments;
•
the timing of market introduction of the product candidate as well as competitive products;
•
the clinical indications for which a product candidate is approved;
•
restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a REMS or comparable foreign strategy, if any, which may not be required of alternative treatments and competitor products;
•
the terms of any approvals and the countries in which such approvals are obtained;
•
the potential and perceived advantages of our current or future product candidates over alternative treatments;
•
the cost of treatment in relation to alternative treatments and the cost/benefit ratios of each;
•
the availability of coverage and adequate reimbursement by third-party payors, including government authorities, and timing of relevant formulary decision-making resulting in this coverage and reimbursement;
•
the availability of an approved product candidate for use as a combination therapy;
•
relative convenience and ease of administration in relation to competition;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the effectiveness of sales, marketing efforts and market access;
•
publicity relating to our product candidates or those of our competitors;
•
potential product liability claims; and
•
the approval of new therapies for the same indications.

If any of our current or future product candidates are approved but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be negatively impacted. Our efforts to educate the medical community and third-party payors regarding the benefits of our products may require significant resources and may never be successful.

If our product candidates do not achieve projected development milestones or commercialization in the announced or expected timeframes, the further development or commercialization of such product candidates may be delayed, and our business will be harmed.

We have estimated, and may in the future estimate, the timing of the accomplishment of various scientific, clinical, manufacturing, regulatory and other product development objectives. These milestones have and may include our expectations regarding the commencement or completion of nonclinical studies and clinical trials, data readouts, the submission of regulatory filings, the receipt of regulatory approval or the realization of other commercialization objectives. The achievement of many of these milestones may be outside of our control. All of these milestones are based on a variety of assumptions, including assumptions regarding capital resources, constraints and priorities, progress of and results from development activities and the receipt of key regulatory approvals or actions, any of which may cause the timing of achievement of the milestones to vary considerably from our estimates. If we or our collaborators fail to achieve announced milestones in the expected timeframes, the commercialization of the product candidates may be delayed, our credibility may be undermined, our business and results of operations may be harmed and the trading price of our common stock may decline.

Risks Related to Our Business and Operations

Our future performance is dependent on our ability to retain key employees and to attract, retain and motivate qualified personnel and manage our human capital.

Our ability to compete in the highly competitive biotechnology and biopharmaceutical industries is largely dependent on our ability to attract, motivate and retain highly qualified managerial, clinical, quality control, scientific and medical personnel. We are highly dependent on the development and management expertise of our executive officer team. We currently do not maintain “key person” life insurance on these individuals or any of our employees. This lack of insurance means that we may not have adequate compensation for the loss of the services of these individuals. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and have a material and adverse effect on our business, financial condition, results of operations, and prospects. We are dependent on the continued service of our technical personnel, because of the highly technical nature of ipsoprubart, ELA822 or any future product candidates and technologies, and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty.

In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of our stock awards decline, either because we are a public company or for other reasons, it may harm our ability to recruit and retain highly skilled employees. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements described herein.

We conduct our in-person operations at our facilities in South San Francisco, California. This region is a headquarter to many other biopharmaceutical companies and academic and research institutions. Competition for skilled personnel in our market, and nationally, is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. We also face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations. Our industry has experienced a high rate of turnover of management personnel in recent years. Our future performance will be dependent in large part on our continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can discover and develop product candidates will be limited, which could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

Our future growth may be dependent, in part, on our ability to operate in foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties.

Our future growth may be dependent, in part, on our ability to develop and commercialize ipsoprubart and ELA822, if approved, and any future product candidates in foreign markets for which we may rely on collaboration with third parties. We are not permitted to market or promote ipsoprubart, ELA822 or any future product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market and may never receive such regulatory approval for ipsoprubart, ELA822 or any future product candidates. To obtain separate regulatory approval in many other countries, we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of ipsoprubart, ELA822 or any future product candidates, and we cannot predict success in these jurisdictions. Approval procedures may be more onerous than those in the United States and may require that we conduct additional nonclinical studies or clinical trials. If we fail to comply with the regulatory requirements in international markets and receive applicable regulatory approvals, our target market will be reduced and our ability to realize the full market potential of ipsoprubart, ELA822 or any future product candidates will be harmed and our business will be adversely affected. We may not obtain foreign regulatory approvals on a timely basis, if at all. Our failure to obtain approval of any of ipsoprubart, ELA822 or any future product candidates by regulatory authorities in another country may significantly diminish the commercial prospects of that product candidate and our business, financial condition, results of operations, and prospects could be materially and adversely affected. Moreover, even if we obtain approval of ipsoprubart, ELA822 or any future product candidates and ultimately commercialize ipsoprubart, ELA822 or any future product candidates in foreign markets, we would be subject to additional risks and uncertainties, including the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements and reduced protection of intellectual property rights in some foreign countries.

We expect to expand our development, clinical and regulatory capabilities and operations as we grow, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of September 30, 2026, we had 46 full-time employees. We expect to increase the number of our employees and the scope of our operations, particularly in the areas of clinical development, clinical operations, manufacturing, late-stage regulatory affairs, finance, accounting, management information systems, business operations, public company compliance, communications and other corporate development functions, and, if ipsoprubart, ELA822 or any of our future product candidates receive regulatory approval, sales, marketing and distribution capabilities. If we acquire additional product candidates or enter into collaborations in the future, we may have to further expand our employee base beyond our current projections, which may include further nonclinical research and development or additional later-stage regulatory operations. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the complexities associated with managing anticipated growth and developing sales, marketing, and distribution infrastructure, our management team may encounter challenges in scaling our operations efficiently, including recruiting, training, and retaining additional qualified personnel. As our operations expand, we also expect that we will need to manage additional relationships with various strategic partners, suppliers and other third parties. The expansion of our operations may lead to significant costs and may divert the time and attention of our management from day-to-day activities and harm our development efforts. If we are unable to raise capital when needed or on acceptable terms, we may be forced to delay, reduce, or eliminate certain of our research and development programs.

If we are not able to effectively manage growth and expand our operations, we may not be able to successfully implement the tasks necessary to further develop and commercialize, if approved, ipsoprubart, ELA822 or any future product candidates and, accordingly, we may not achieve our research, development and commercialization goals.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition from entities that have made substantial investments into the rapid development of novel treatments for disorders associated with immune-mediated diseases and cancer, including large and specialty biopharmaceutical and biotechnology companies, some of which already have approved therapies in our current indications. The development and commercialization of product candidates for disorders associated with immune-mediated diseases and cancer is highly competitive. Our current and any future product candidates, if approved, will face significant competition, including from well-established, currently marketed therapies or recommended standards of care, and our failure to demonstrate a meaningful improvement to the existing standards of care may prevent us from achieving significant market penetration. Many of our competitors have significantly greater resources and experience than we do and we may not be able to successfully compete. We face substantial competition from multiple sources, including large and specialty biopharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions. In particular, for ipsoprubart in sHLH, although there are no therapies approved for the treatment of sHLH broadly, clinicians currently rely on a heterogeneous combination of off-label agents, including corticosteroids, etoposide, alemtuzumab, ruxolitinib, tocilizumab, anakinra, and, in certain subtypes, emapalumab, which is approved for primary HLH and macrophage activation syndrome associated with Still’s disease but not for sHLH broadly. These agents are familiar to treating physicians, are generally available at low cost, and are supported by institutional protocols and clinical experience accumulated over many years. Even if ipsoprubart receives regulatory approval, physicians may prefer to continue using these familiar off-label regimens rather than adopting a newly approved therapy, particularly given the acute and rapidly evolving nature of sHLH, which may limit the time available for physicians to evaluate new treatment options. If we are unable to demonstrate to physicians, patients, and payors that ipsoprubart offers a meaningful clinical advantage over existing off-label approaches, or if physicians are reluctant to change established treatment practices, our ability to achieve commercial success for ipsoprubart would be materially impaired.

Our current product candidates, initially under development for treatment of various immune-mediated diseases and cancer, if approved, would face competition from approved treatments, some of which have achieved commercial success. To compete successfully, we need to differentiate our product candidates from these currently marketed drugs, meaning that we will have to demonstrate that the relative cost, method of administration, safety, tolerability or efficacy of our product candidates provides a better alternative to existing and new therapies. Our commercial opportunity and likelihood of success will be reduced or eliminated if our product candidates are not ultimately demonstrated to be safer, more effective, more conveniently administered or less expensive than the current standards of care. Furthermore, even if our product candidates are able to achieve these attributes, acceptance of our products may be inhibited by the reluctance of physicians to switch from existing therapies to our products, or if physicians choose to reserve our products for use in limited circumstances.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than us. If we obtain regulatory approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our current or any future product candidates, the ease with which our current or any future product candidates can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these product candidates, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our current or any future product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan. In addition, any collaborators may decide to market and sell products that compete with the product candidates that we have agreed to license to them, and any competition by our collaborators could also have a material adverse effect on our future business, financial condition, results of operations, and prospects. Mergers and acquisitions in the biopharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or earlier-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified management and other personnel and establishing clinical trial sites and recruiting participants for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

If our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse consequences.

In the ordinary course of our business, we and the third parties with whom we work, collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data (such as health-related data), intellectual property, trade secrets and clinical trial data (collectively, sensitive information).

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by artificial intelligence (AI), and other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. There can also be no assurance that our and our third party service providers’, strategic partners’, contractors’, consultants’, CROs’ and collaborators’ cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and sensitive information.

Remote work has increased risks to our information technology systems and data, as our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, any integration of artificial intelligence in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third parties to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). For example, in May 2026, an unknown third party exploited a vulnerability in a third-party plugin for our website hosting software and redirected our website visitors to other websites. While we were able to detect this incident and respond promptly, we may not detect and remediate all such vulnerabilities on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.

Any of the previously identified or similar threats may cause a security incident or other interruption that may result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our platform/products/services. We may expend significant resources or modify our business activities (including our clinical trial activities) to try to protect against security incidents. Certain data privacy and security obligations have required us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and sensitive information.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, CROs, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection services. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive information of ours could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); incident response, system restoration or remediation and future compliance costs; litigation (including class action claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant material consequences may negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

We and the third parties with whom we work are subject to stringent and evolving U.S. and foreign laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to data privacy and security. Our (or the third parties with whom we work) actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation (including class claims) and mass arbitration demands; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; and other adverse business consequences.

In the ordinary course of business, we process personal data and other sensitive information. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), imposes specific requirements relating to the privacy, security, and transmission of individually identifiable protected health information. We may obtain health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we do not believe that we are directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA.

Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (CCPA) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us, the third parties with whom we work. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. We may be or may become subject to new laws governing the privacy of consumer health data, including reproductive, sexual orientation, and gender identity privacy rights. For example, Washington’s My Health My Data Act (MHMD) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for consents), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states have passed, are considering, and may adopt similar laws.

Outside the United States, an increasing number of laws, regulations, and industry standards govern data privacy and security. For example, we are subject to the European Union’s General Data Protection Regulation (EU GDPR) and the United Kingdom’s GDPR (UK GDPR) (collectively, GDPR) by virtue of our sponsoring of clinical trials within the European Economic Area (EEA) or United Kingdom (UK). The EEA consists of the 27 member states of the EU plus Norway, Liechtenstein and Iceland and is subject to EU laws. The GDPR imposes strict requirements for processing personal data of individuals within the EEA or UK or in the context of our activities within the EEA or UK. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, and/or civil claims, including private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In the EEA, the Network and Information Security Directive (NIS2) regulates resilience and incident response capabilities of entities operating in a number of sectors, including the health sector. Non-compliance with NIS2 may lead to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year.

In the ordinary course of business, we transfer personal data from the EU, UK and other jurisdictions to the United States or other countries. The EU, UK and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the EU and other member states of the EEA and the UK have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States and other third countries in compliance with law, such as the EU standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States and other third countries. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the United States or other countries in which we operate, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Additionally, the U.S. Department of Justice issued a rule entitled the Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and covered persons (i.e., individuals and entities who are designated as such by the U.S. Attorney General or considered “foreign persons” and are majority-owned by, organized under the laws of, a primary resident in, or a contractor of, a covered person or country of concern, as applicable) that may impact certain business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties. The rule applies regardless of whether data is anonymized, key-coded, pseudonymized, de-identified or encrypted, which presents particular challenges for companies like ours and may impact our ability to engage in transactions or agreements with certain third parties in the future.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups and, we may become subject to such obligations. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, whitepapers, and other statements, such as statements related to compliance with certain certifications or self-regulatory principles concerning data privacy, and security. Regulators in the United States are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Our employees and personnel use generative artificial intelligence (AI) and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf. In addition, these obligations may require us to change our business model.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans or restrictions on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

If we, or any contract manufacturers or suppliers we engage, fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We and our third-party contractors are subject to numerous federal, state, local and foreign environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources, including any available insurance. We could also be held liable for unexpected safety events that could happen in our business offices.

In addition, our leasing and operation of real property may subject us to liability pursuant to certain of these laws or regulations. Under existing United States environmental laws and regulations, current or previous owners or operators of real property and entities that disposed or arranged for the disposal of hazardous substances may be held strictly, jointly and severally liable for the cost of investigating or remediating contamination caused by hazardous substance releases, even if they did not know of and were not responsible for the releases.

We could incur significant costs and liabilities which may adversely affect our financial condition and operating results for failure to comply with such laws and regulations, including, among other things, civil or criminal fines and penalties, property damage and personal injury claims, costs associated with upgrades to our facilities or changes to our operating procedures, or injunctions limiting or altering our operations.

Although we maintain liability insurance to cover us for costs and expenses that we may incur due to injuries to our employees, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations, which are becoming increasingly more stringent, may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Our business entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could have a material and adverse effect on our business, financial condition, results of operations, and prospects. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit, delay or cease commercialization of our products.

When we conduct clinical trials of our current and any future product candidates, we may be exposed to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, if approved, such claims could result in an FDA investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action by U.S. or foreign regulatory authorities, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit, delay or cease the commercialization of our products. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, termination of clinical trial sites or entire trial programs, withdrawal of clinical trial participants, injury to our reputation and significant negative media attention, significant costs to defend the related litigation, a diversion of management’s time and our resources from our business operations, substantial monetary awards to trial participants or patients, loss of revenue, the inability to commercialize any products that we may develop, and a decline in our stock price.

We currently maintain $5.0 million in general liability insurance and $5.0 million in product liability insurance. We may, however, need to obtain higher levels of insurance coverage for later stages of clinical development or marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material and adverse effect on our business, financial condition, results of operations, and prospects. Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of our product candidates. Although we will maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies will also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

Our employees, independent contractors, consultants and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with FDA regulations, provide true, complete and accurate information to the FDA or other comparable foreign regulatory authorities, comply with manufacturing standards we may establish, comply with healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. If we obtain FDA approval of any of our current or future product candidates and begin commercializing those products in the United States, our potential exposure under these laws will increase significantly, and our costs associated with compliance with these laws will likely increase. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a material and adverse effect on our business, financial condition, results of operations, and prospects, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA or other comparable foreign regulatory authorities exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm.

Our ability to use our net operating loss (NOL) carryforwards and certain other tax attributes to offset taxable income or taxes may be limited.

Under U.S. federal income tax law, federal NOLs incurred in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership over a three-year period, the corporation’s ability to utilize its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We performed a detailed analysis as of December 31, 2025 and determined that we had not undergone an ownership change under Section 382 of the Code as of this date. If we undergo an ownership change in the future, which may be outside of our control or occur as a result of subsequent transactions, or if an ownership change occurred as a result of our IPO, our ability to utilize our NOL carryforwards and other tax attributes to offset post-change income or taxes may be limited. As a result, even if we attain profitability, our NOL carryforwards and other tax attributes may be subject to material usage limitations, which could negatively impact our future cash flows. In addition, for state income tax purposes, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. For example, California imposed limits on the usability of California state NOL carryforwards to offset taxable income and certain business credits to offset California state tax liabilities in tax years beginning after 2023 and before 2027.

Changes and evolving requirements in tax laws or their interpretation could adversely affect our business.

The tax regimes we are subject to or operate under, including with respect to income and non-income taxes, are unsettled and may be subject to significant change. The One Big Beautiful Bill Act (the OBBBA) enacted in 2025, the Inflation Reduction Act (the IRA) enacted in 2022, the Coronavirus Aid, Relief, and Economic Security Act enacted in 2020, and the Tax Cuts and Jobs Act enacted in 2017 made many significant changes to the Code. Future guidance from the Internal Revenue Service and other tax authorities with respect to any legislation may affect us, and certain aspects of such legislation could be repealed or modified in future legislation or sunset in future years. It is possible that changes in or interpretations under the OBBBA or other tax legislation, or the enactment of new tax legislation, could increase our future tax liability, which could in turn adversely impact our business and future profitability. The U.S. government may enact further changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income and significant changes to the taxation of income derived from international operations. We are unable to predict what changes to the tax laws of the United States and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any of these or similar developments or changes to tax laws or rulings (which changes may have retroactive application) could result in adverse impacts to our financial condition, operating results and prospects and a material change to the tax considerations described herein.

Risks Related to Our Intellectual Property

If we or our future licensors are unable to obtain, maintain, defend, and enforce patent and other intellectual property protection for our current or future product candidates and technologies in the United States or other countries, or if the scope of the patent or other intellectual property protection obtained is not sufficiently broad, we may not be able to compete effectively.

Our success is dependent in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our current product candidates or any future product candidates, as well as our core technologies, including our manufacturing know-how, and on our ability to operate without infringing, misappropriating or otherwise violating the proprietary rights of others. We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business by seeking, maintaining, defending and enforcing our intellectual property, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in our field.

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our current or future owned patent applications, or patent applications we may license in the future, will mature into issued patents, and cannot provide any assurances that any such patents, if issued, will include claims with a scope sufficient to protect our current and future product candidates or otherwise provide any competitive advantage. Additionally, patents can be enforced only in those jurisdictions in which the patent has issued. Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first nonprovisional U.S. filing. The natural expiration of a patent outside of the United States varies in accordance with provisions of applicable local law, but is generally 20 years from the earliest local filing date. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new therapeutic candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized.

To the extent we develop a licensed patent portfolio, it may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing therapeutics similar to our product candidates, including biosimilar and interchangeable versions of such therapeutics. In addition, any patent portfolio that is licensed to us is, or may be, licensed to third parties outside our licensed field, and such third parties may have certain enforcement rights. Thus, patents licensed to us could be put at risk of being invalidated or interpreted narrowly or held unenforceable in litigation filed by or against another licensee or in administrative proceedings brought by or against another licensee in response to such litigation or for other reasons.

Other parties may have developed technologies that are related or competitive to our own and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own current or future patent applications or issued patents. Publication of discoveries in the scientific literature lags behind the actual discoveries, and patent applications in the United States and in other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether the inventors of our patents and applications were the first to make the inventions claimed in those patents or pending patent applications, or that we or our future licensors were the first to file for patent protection of such inventions. Further, we cannot assure that all of the potentially relevant prior art relating to our current and future patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application. As a result, the issuance, inventorship, ownership, scope, validity and commercial value of our current and future patent rights cannot be predicted with any certainty. Further, if the breadth or strength of protection provided by our current and future patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Moreover, the scope of the claims initially submitted for examination may be significantly narrowed by the time they issue, if at all. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We cannot provide any assurances that we will be able to pursue or obtain additional patent protection based on our research and development efforts, or that any such patents or other intellectual property we generate will provide any competitive advantage. Moreover, we may not have the right to control the preparation, filing and prosecution of patent applications, or to control the maintenance of the patents, covering technology that we may license from third parties in the future. Therefore, these patents and applications may not be filed, prosecuted or maintained in a manner consistent with the best interests of our business.

Even if we acquire patent protection that we expect should enable us to maintain competitive advantage, the issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity or enforceability. Third parties, including former employees, consultants, collaborators and competitors, may challenge the inventorship, ownership, scope, validity or enforceability thereof, which may result in such patents being narrowed, invalidated or held unenforceable. We may become involved in opposition, reexamination, inter partes review, post-grant review, derivation, interference, or similar proceedings in the United States or abroad challenging the claims of our patents, once issued. Furthermore, patents may be challenged in court, once issued. Competitors may have filed patent applications before we did. A competitor may also claim that we are infringing its patents and that we therefore cannot practice our technology as claimed under our patent applications and patents, if issued. As a result, one or more claims of our current or future patents may be narrowed, invalidated or held unenforceable. In litigation, a competitor could claim that our current or future patents, if issued, are not valid for a number of reasons. If a court agrees, we would lose our rights to those challenged patents.

Even if they are unchallenged, our patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, even if we have a valid and enforceable patent, we may not be able to exclude others from practicing our invention if the other party can show that they used the invention in commerce before our filing date or the other party benefits from an ex-U.S. compulsory license. If the patent protection provided by the patents and patent applications we hold or may pursue in the future with respect to our current and future product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our product candidates could be negatively affected, which would harm our business, financial condition, results of operations, and prospects.

Certain regulatory exclusivities may be available. However, the scope of such regulatory exclusivities is subject to change, and may not provide us with adequate and continuing protection sufficient to exclude others from commercializing products similar to our product candidates.

We cannot ensure that patent rights relating to inventions described and claimed in our pending patent applications will issue or that patents based on our patent applications will not be challenged and rendered invalid and/or unenforceable.

The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining, enforcing and defending patents. For example, we may not be aware of all third-party intellectual property rights potentially relating to our product candidates or their intended uses, and as a result the impact of such third-party intellectual property rights upon the patentability of our own patents and patent applications is highly uncertain. We have issued and pending U.S. and foreign patent applications in our portfolio covering aspects of our therapeutic programs; however, we cannot predict:

•
if and when patents may issue based on our patent applications;
•
the scope of protection of any patent issuing based on our patent applications;
•
whether the claims of any patent issuing based on our patent applications will provide protection against competitors;
•
whether or not third parties will find ways to invalidate or circumvent our patent rights;
•
whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;
•
whether we will need to initiate litigation or administrative proceedings to enforce and/or defend our patent rights which will be costly whether we win or lose;
•
whether the patent applications that we own or in-license will result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries; and/or
•
whether we may experience patent office interruption or delays to our ability to timely secure patent coverage to our product candidates.

We cannot be certain that the claims in our pending patent applications directed to our current and future product candidates and/or technologies will be considered patentable by the United States Patent and Trademark Office (USPTO) or by patent offices in foreign countries. There can be no assurance that any such patent applications will issue as granted patents. One aspect of the determination of patentability of our inventions depends on the scope and content of the “prior art,” information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention. There may be prior art of which we are not aware that may affect the patentability of our patent claims or, if issued, affect the validity or enforceability of a patent claim. Even if the patents do issue based on our patent applications, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, patents in our portfolio may not adequately exclude third parties from practicing relevant technology or prevent others from designing around our claims. If the breadth or strength of our intellectual property position with respect to our current or future product candidates is threatened, it could dissuade companies from collaborating with us to develop and threaten our ability to commercialize our product candidates.

Our pending patent applications may be challenged in the USPTO or in patent offices in foreign countries. Also, because the issuance of a patent is not conclusive as to its scope, validity or enforceability, even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. For example, our pending patent applications may be subject to third-party pre-issuance submissions of prior art to the USPTO or patent offices in foreign countries or our issued patents may be subject to post-grant review, oppositions, derivations, reexaminations or inter partes review proceedings in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such challenges may result in loss of exclusivity or in our patent claims being narrowed, invalidated, or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technologies and therapeutics, or limit the duration of the patent protection of our technologies and product candidates. In the event of litigation or administrative proceedings, we cannot be certain that the claims in any of our issued patents will be considered valid by courts or administrative authorities in the United States or foreign countries. In addition, given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, only limited protection may be available and our patent portfolio may not provide us with sufficient rights or permit us to gain or keep any competitive advantage. Any failure to obtain or maintain patent protection with respect to our product candidates or their uses could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may not be able to protect our intellectual property rights throughout the world.

Although we have pending patent applications in the United States and other countries, filing, prosecuting, maintaining, enforcing and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own therapeutics and, further, may export otherwise infringing therapeutics to territories where we have patent protection, but enforcement is not as strong as that in the United States. These therapeutics may compete with our product candidates, and our patents, the patents of our future licensors or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of many foreign countries do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult in those jurisdictions for us to stop the infringement or misappropriation of our patents or other intellectual property rights, or the marketing of competing therapeutics in violation of our proprietary rights. Proceedings to enforce our patent and other intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents or the patents of our licensors at risk of being invalidated or interpreted narrowly and our patent applications or the patent applications of our licensors at risk of not issuing and could provoke third parties to assert claims of infringement or misappropriation against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or may license.

In addition, geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications and the maintenance, enforcement or defense of our issued patents.

Many countries, including China and India, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, we or any of our future licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

Furthermore, we may not be able to prevent, alone or with our future licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our product candidates.

As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. There can be no assurance that our operations do not, or will not in the future, infringe existing or future third-party patents. Identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We cannot guarantee that any of our patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our current or future product candidates in any jurisdiction.

Numerous U.S. and foreign patents and pending patent applications exist in our market that are owned by third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. We do not always conduct independent reviews of pending patent applications of, and patents issued to, third parties. Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our current or future technologies, our product candidates or the use of our product candidates. As such, there may be patent applications now pending or recently revived patents of which we are unaware. These patent applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our product candidates.

The scope of a patent claim is determined by the literal language of the patent claim, an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect. For example, we may incorrectly determine that our current or future product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Alternatively, we may incorrectly determine that the Hatch-Waxman Amendments are a defense for a safe harbor to infringement of a patent we consider relevant to the research or clinical development of any of our current or future product candidates. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, and we may incorrectly conclude that a third-party patent is invalid and unenforceable or not infringed. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our current and future product candidates.

We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, including our research programs, product candidates, their respective methods of use, manufacture and formulations thereof, and could result in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from developing or commercializing our current and future product candidates.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our current and future product candidates without infringing the intellectual property and other proprietary rights of third parties. Third parties may allege that we have infringed or misappropriated their intellectual property. Litigation or other legal proceedings relating to intellectual property claims, with or without merit, is unpredictable and generally expensive and time consuming and, even if resolved in our favor, is likely to divert significant resources from our core business, including distracting our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the market price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

There is a substantial amount of intellectual property litigation in the biotechnology industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our product candidates. We cannot be certain that our product candidates and other proprietary technologies we may develop will not infringe existing or future patents owned by third parties. Third parties may assert infringement claims against us based on existing or future intellectual property rights. If we are found to infringe a third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing or commercializing the infringing product candidate or product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue developing, manufacturing or marketing the infringing product candidate or product. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business, financial condition, results of operations, and prospects. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We may not be aware of patents that have already been issued and that a third party, for example, a competitor in the fields in which we are developing our product candidates, might assert are infringed by our current or future product candidates, including claims to compositions, formulations, methods of manufacture or methods of use or treatment that cover such therapeutic candidates. It is also possible that patents owned by third parties of which we are aware, but which we do not believe are relevant to our product candidates and other proprietary technologies we may develop, could be found to be infringed by our current or future product candidates. In addition, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our current or future product candidates may infringe. Our competitors, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our current or future product candidates. The pharmaceutical and biotechnology industries have produced a considerable number of patents, and it may not always be clear to industry participants, including us, which patents cover various types of products or methods of use. The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform. If we were sued for patent infringement, we would need to demonstrate that our product candidates, proprietary technologies or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we may not be able to do this. Proving invalidity may be difficult. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, a court of competent jurisdiction may not invalidate the claims of any such U.S. patent. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management and scientific personnel could be diverted in pursuing these proceedings, which could have a material adverse effect on our business and operations. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. In addition, we may not have sufficient resources to bring these actions to a successful conclusion.

We may choose to challenge the enforceability or validity of claims in a third party’s patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge a third party’s patent in patent opposition proceedings in foreign patent offices as well. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO or other patent office then we may be exposed to litigation by a third party alleging that the patent may be infringed by our product candidates or proprietary technologies.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors or other third parties may infringe or otherwise violate our current and future patents, trademarks or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming and divert the time and attention of our management and scientific personnel. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, in addition to counterclaims asserting that our patents are invalid or unenforceable, or both. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or insufficient written description. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. For the patents and patent applications that we may license in the future, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we could lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patent claims do not cover the invention, or decide that the other party’s use of our current or future patented technology falls under the safe harbor to patent infringement under 35 U.S.C. §271(e)(1). An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In such case, we could ultimately be forced to cease use of such trademarks. In any intellectual property litigation, even if we are successful, any award of monetary damages or other remedy we receive may not be commercially valuable.

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of shares of our common stock. Moreover, we cannot assure you that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings.

Further, interference or derivation proceedings provoked by third parties or brought by the USPTO or patent offices in foreign countries may be necessary to determine the priority of inventions with respect to, or the correct inventorship of, our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technologies or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation, interference, derivation or other proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patents, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders, or it may be otherwise impractical or undesirable to enforce our intellectual property against some third parties. Our competitors or other third parties may be able to sustain the costs of complex patent litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials, continue our internal research programs, in-license needed technology or other product candidates, or enter into development partnerships that would help us bring our product candidates to market.

We may not be successful in obtaining or maintaining necessary rights to our product candidates through acquisitions and in-licenses.

Because our development programs have required, and may in the future require, the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for our product candidates on terms satisfactory to us or at all. For example, we are party to certain agreements with third parties, including a mouse platform services agreement, a non-exclusive license, a master services agreement and manufacturing agreement, pursuant to which we are obligated to make certain payments, including milestone payments and low single-digit royalties, in exchange for the right to use their respective technologies. If we fail to comply with our payment obligations or otherwise breach any of these agreements, we could lose our rights to use such third-party technologies or pay penalties, which could have a material adverse effect on our business, financial condition, results of operations and prospects. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights, we may have to abandon development of the relevant program or product candidates, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

While we normally seek to obtain the right to control the prosecution of patent applications, and the maintenance and enforcement of the patents relating to our current and future product candidates, there may be times when the filing and prosecution activities for patents and patent applications relating to our current and future product candidates are controlled by our future licensors or collaboration partners. If any of our future licensors or collaboration partners fail to prosecute, maintain and enforce such patents and patent applications in a manner consistent with the best interests of our business, including by payment of all applicable fees for patents covering such product candidates, we could lose our rights to the intellectual property or our exclusivity with respect to those rights, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing therapeutics. In addition, even where we have the right to control patent prosecution of patents and patent applications we have licensed to and from third parties, we may still be adversely affected or prejudiced by actions or inactions of our licensees, our future licensors and their counsel that took place prior to the date upon which we assumed control over patent prosecution.

We may enter into license agreements in the future with others to advance our existing or future research or allow commercialization of our existing or future product candidates. These licenses may not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and therapeutics in the future.

Our future licensors may rely on third-party consultants or collaborators or on funds from third parties such that our future licensors are not the sole and exclusive owners of the patents we in-license. If other third parties have ownership rights to our future in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing therapeutics and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects. It is possible that we may be unable to obtain licenses at a reasonable cost or on reasonable terms, if at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to redesign our technology, product candidates, or the methods for manufacturing them or to develop or license replacement technology, all of which may not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to develop or commercialize the affected product candidates, which could harm our business, financial condition, results of operations, and prospects significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our current technology, manufacturing methods, product candidates or future methods or products resulting in either an injunction prohibiting our manufacture or future sales, or, with respect to our future sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties, which could be significant.

Disputes may arise between us and our future licensors regarding intellectual property subject to a license agreement. In addition, the agreements under which we license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we license in the future prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

In spite of our best efforts, our future licensors might conclude that we materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize product candidates and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, therapeutics identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators.

Our future licensors may retain certain rights under the relevant agreements with us, including the right to use the underlying technology for noncommercial academic and research use, to publish general scientific findings from research related to the technology, and to make customary scientific and scholarly disclosures of information relating to the technology. It is difficult to monitor whether our future licensors limit their use of the technology to these uses, and we could incur substantial expenses to enforce our rights to our licensed technology in the event of misuse.

In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act (Bayh-Dole Act). The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself. We sometimes collaborate with academic institutions to accelerate our nonclinical research or development. While it is our policy to avoid engaging university partners in projects in which there is a risk that federal funds may be commingled, we cannot be sure that any co-developed intellectual property will be free from government rights pursuant to the Bayh-Dole Act. If, in the future, we co-own or license in technology which is critical to our business that is developed in whole or in part with federal funds subject to the Bayh-Dole Act, our ability to enforce or otherwise exploit patents covering such technology may be adversely affected.

We may be subject to claims that we have wrongfully hired an employee from a competitor or that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

As is common in the biotechnology industry, in addition to our employees, we engage the services of consultants to assist us in the development of our current and future product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other biotechnology or pharmaceutical companies including our competitors or potential competitors. We could in the future be subject to claims that we or these individuals have inadvertently or otherwise used or disclosed intellectual property, trade secrets or other confidential information of any such individual’s current or former employers or clients. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may become subject to claims that we caused an employee to breach the terms of his or her non-competition or non-solicitation agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor.

While we may litigate to defend ourselves against these claims, even if we are successful, litigation could result in substantial costs and could be a distraction to management. If our defenses to these claims fail, in addition to requiring us to pay monetary damages, a court could prohibit us from using technologies or features that are essential to our current or future product candidates, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of others. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, financial condition, results of operations, and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

Changes in U.S. patent and ex-U.S. patent laws could diminish the value of patents in general, thereby impairing our ability to protect our current or future product candidates.

Changes in either the patent laws or interpretation of the patent laws in the United States or in other jurisdictions could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. In the United States, numerous recent changes to the patent laws and proposed changes to the rules of the USPTO may have a significant impact on our ability to protect our technology and enforce our intellectual property rights.

For example, the Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents and enable third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent at USPTO-administered post-grant proceedings, including post-grant review, inter partes review and derivation proceedings. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

Assuming that other requirements for patentability are met, and after March 2013, under the Leahy-Smith Act, the United States transitioned from a “first-to-invent” system to a “first-to-file” system in which, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our future licensors were the first to either (i) file any patent application related to our current or future product candidates and other technologies we may develop or (ii) invent any of the inventions claimed in our or our future licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. As such, Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, the patent positions of companies in the development and commercialization of pharmaceuticals and biologics are particularly uncertain. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. For example, in Amgen Inc. v. Sanofi, 598 U.S. 594, the U.S. Supreme Court held that claims with functional language may face high hurdles in fulfilling the enablement requirement. In addition, in Juno Therapeutics, Inc. v. Kite Pharma, Inc. 10 F.4th 1330 (Fed. Cir. 2021), the

Federal Circuit held claims with functional language supported by few examples invalid for lack of written description. Recent Federal Circuit decisions, such as In re Cellect, LLC, 81 F.4th 1216 (Fed. Cir. 2023), raise questions regarding the award of patent term adjustment (PTA) for patents where related patents have been issued without a PTA. Thus, it cannot be said with certainty how PTA will or will not be viewed in the future and whether patent expiration dates may be impacted. We cannot predict how this and future decisions by the courts will affect our business. This combination of events has created uncertainty with respect to the validity and enforceability of patents once obtained. Depending on future actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could have a material adverse effect on our patent rights and our ability to protect, defend, and enforce our patent rights in the future. Any similar adverse changes in the patent laws of other jurisdictions could also have a material adverse effect on our business, financial condition, results of operations, and prospects.

Furthermore, in Europe, a new unitary patent system took effect June 1, 2023, which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As a result, all European patents, including those issued before the implementation of the UPC, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

Obtaining and maintaining our patent protection is dependent on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ an outside firm to pay these fees due to the USPTO and non-U.S. governmental patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In the future, we may also depend on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. We employ reputable law firms and other professionals to help us comply, and in many cases an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

The USPTO and various non-U.S. government agencies require compliance with certain foreign filing requirements during the patent application process. For example, in some countries, including the United States, China, India and some European countries, a foreign filing license is required before certain patent applications are filed. The foreign filing license requirements vary by country and depend on various factors, including where the inventive activity occurred, citizenship status of the inventors, the residency of the inventors and the invention owner, the place of business for the invention owner and the nature of the subject matter to be disclosed (e.g., items related to national security or national defense). In some, but not all cases, for example in China and India, a foreign filing license cannot be obtained retroactively in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment of a pending patent application or can be grounds for revoking or invalidating an issued patent in that jurisdiction, resulting in the loss of patent rights in the relevant jurisdiction. Other non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, potential competitors might be able to enter the relevant markets with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In the future, we may also be dependent on licensors to take the necessary actions to comply with these requirements with respect to our in-licensed intellectual property.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

In addition to seeking patent protection for our current and future product candidates, we rely on the protection of our trade secrets, unpatented know-how, technology and other proprietary information to maintain our competitive position. Although we have taken steps to protect our trade secrets and unpatented know-how, including entering into confidentiality agreements with third parties, and confidential information and inventions agreements with employees, consultants and advisors, we cannot guarantee that we have entered into applicable agreements with each party that may have or have had access to our trade secrets or proprietary information. In addition, we cannot provide any assurances that any party thereto will not breach the agreement and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. We may also need to share our trade secrets and proprietary know-how with current or future partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. In addition, competitors could purchase our therapeutics, if commercialized, and attempt to replicate or improve some or all of the competitive advantages we derive from our development efforts, reverse engineer our technologies, and design their products around our protected technologies or develop their own competitive technologies that fall outside of our intellectual property rights.

Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. If any of these events occurs or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position could be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

We may become subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. The failure to name the proper inventors on a patent application can result in the patents issuing thereon being invalid or unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our current or future product candidates or as a result of questions regarding co-ownership of potential joint inventions. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to resolve these and other claims challenging inventorship or ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business, financial condition, results of operations, and prospects. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations and prospects.

Patent terms may be insufficient to protect our competitive position on any current and future product candidates for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various patent term adjustments or extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our current or future product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars or interchangeables. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned patent portfolio and any future licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we do not obtain patent term extension for any product candidates we may develop, our business may be harmed.

Depending upon the timing, duration and specifics of any FDA regulatory approval of any of our current or future product candidates we may develop and our technology, our existing U.S. patents or one or more U.S. patents that may issue in the future based on a patent application that we own or may license may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved product, a method for using it or a method for manufacturing it may be extended. The application for the extension must be submitted prior to the expiration of the patent for which extension is sought and within 60 days of FDA approval. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. In addition, to the extent we wish to pursue patent term extension based on a patent that we may in-license from a third party, we would need the cooperation of that third party. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our current or future registered or unregistered trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or descriptive or determined to be infringing, misappropriating or otherwise violating other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest.

During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Moreover, any name we have proposed to use with our current or future product candidates in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. Similar requirements exist in foreign jurisdictions. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA (or an equivalent administrative body in a foreign jurisdiction) objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe, misappropriate or otherwise violate the existing rights of third parties and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. We may not be able to obtain, protect or enforce our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement, misappropriation, dilution or other claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

Risks Related to Our Reliance on Third Parties

We are dependent on sole source and limited source suppliers for certain drug products, raw materials, samples, components, and other materials used in our product candidates. If we are unable to source these supplies on a timely basis or establish longer-term contracts with our CMOs, we will not be able to complete our clinical trials on time and the development of our product candidates may be delayed.

We are dependent on sole source and limited source suppliers for certain drug products, raw materials, samples, components, and other materials used in our product candidates. We believe we would be able to source these supplies from alternative suppliers without materially and adversely impacting our business. If, however, we are unable to source these supplies on a timely basis, or establish longer-term contracts with our CMOs, we will not be able to complete our clinical trials on time and the development of our product candidates may be delayed. We do not currently have long-term supply contracts with any of our CMOs and they are not obligated to supply drug products to us for any period, in any specified quantity or at any certain price beyond the delivery contemplated by the relevant purchase orders. As a result, our suppliers could stop selling to us at commercially reasonable prices, or at all. While we intend to enter into long-term master supply agreements with certain of our CMOs in the future as we advance our clinical trials or commercialization plans, we may not be successful in negotiating such agreements on favorable terms or at all. If we do enter into such long-term master supply agreements, or enter into such agreements on less favorable terms than we currently have with such manufacturers, we could be subject to binding long-term purchase obligations that may be harmful to our business, including in the event that we do not conduct our trials on planned timelines or utilize the drug products that we are required to purchase. Any change in our relationships with our CMOs or changes to contractual terms of our agreements with them could adversely affect our business, financial condition, results of operations, and prospects. Furthermore, any of the sole source and limited source suppliers upon whom we rely could stop producing our supplies, cease operations or be acquired by, or enter into exclusive arrangements with, one or more of our competitors.

The drug substance (DS) and drug product (DP) for our product candidates are manufactured via conventional biopharmaceutical processing procedures, employing commonly-used and commercially available excipients and packaging materials. The DS and DP are required to be manufactured in compliance with multi-jurisdictional regulatory standards including current good manufacturing practices (cGMP) and comparable foreign requirements. Additionally, our manufacturing processes for ipsoprubart and ELA822 require special equipment, and identifying additional suppliers able to fabricate such equipment at their facility at acceptable costs may be difficult. Establishing additional or replacement suppliers for these supplies, and obtaining regulatory clearance or approvals that may result from adding or replacing suppliers, could take a substantial amount of time, result in increased costs and impair our ability to produce our products, which would adversely impact our business, financial condition, results of operations, and prospects. Any such interruption or delay may force us to seek similar supplies from alternative sources, which may not be available at reasonable prices, or at all. Any interruption in the supply of sole source or limited source components for our product candidates would adversely affect our ability to meet scheduled timelines and budget for the development and commercialization of our product candidates, could result in higher expenses and would harm our business. For example, following an FDA inspection ended in March 2026, the CMO facility we utilize for drug product manufacture received an FDA Form-483 detailing several adverse manufacturing and product quality observations. The FDA ultimately classified this inspection as “Official Action Indicated” (OAI), meaning the FDA deemed this site to be in unacceptable state of compliance. We understand this facility is undergoing a remediation program that will require a facility shutdown. While we understand that the Form-483 observations were not specific to our product candidates and we have not identified any product quality concerns specific to our material, the facility will be required to undergo remedial efforts in order to lift the OAI classification, including a temporary facility shutdown, and the timeline for our CMO to resolve these inspectional issues is still uncertain. Although we have not yet experienced any significant disruption as a result of our reliance on limited or sole source suppliers, we have a limited operating history and cannot assure you that we will not experience disruptions in our supply chain in the future as a result of such reliance or otherwise.

We rely, and intend to continue to rely, on third parties to conduct our clinical trials and perform some of our research and potential nonclinical studies. If these third parties do not satisfactorily carry out their contractual duties, fail to comply with applicable regulatory requirements or do not meet expected deadlines, our development programs may be delayed or subject to increased costs or we may be unable to obtain marketing authorization, each of which may have an adverse effect on our business, financial condition, results of operations, and prospects.

We do not have the ability to independently conduct all aspects of our clinical trials ourselves. As a result, we are dependent on third parties to conduct our ongoing and planned clinical trials of ipsoprubart, ELA822, any nonclinical studies and all clinical trials of any future product candidates. The timing of the initiation and completion of these trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Specifically, we expect CROs, independent clinical investigators and consultants to play a significant role in the conduct of these trials and the subsequent collection and analysis of data. However, these investigators, CROs and other third parties are not our employees, and we will not be able to control all aspects of their activities. Nevertheless, we are responsible for ensuring that each clinical trial is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the investigators, CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites fail to comply with applicable GCP requirements, the data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or comparable foreign regulatory authorities will determine that our clinical trials comply with GCPs. In addition, our clinical trials must be conducted with materials produced under cGMP regulations. Our failure or the failure of third parties on whom we rely to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing authorization process.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. In addition, these third parties may be subject to supply chain or inflationary pressures that limit their ability to achieve anticipated timelines or result in a greater cost to us. For example, we are aware of recurrent shortages of nonhuman primates available for nonclinical studies and although that is not expected to impact our current business, if we begin new product development programs we could be subject to longer development times or difficulty completing necessary research. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, otherwise perform in a substandard manner, or terminate their engagements with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If our clinical trial site terminates for any reason, we may experience the loss of follow-up information on participants enrolled in such clinical trial unless we are able to transfer those participants to another qualified clinical trial site, which may be difficult or impossible.

In addition, our CROs have the right to terminate their agreements with us in the event of an uncured material breach and under other specified circumstances. If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms or at all. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires our management’s time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors for whom they may also be conducting clinical trials or other product candidate development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approval for ipsoprubart, ELA822 and any future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

We rely on third parties to manufacture our product candidates and clinical product supplies and we may not be able to obtain adequate supplies at a reasonable cost or in a timely way.

The process of manufacturing product candidates is complex and highly regulated. We do not have any manufacturing facilities or plans to establish manufacturing capabilities in the near future. We rely, and expect to continue to rely, on third parties, including foreign manufacturers, for the manufacture of our product candidates for nonclinical and clinical testing, development purposes, to support marketing application submissions, as well as for commercial manufacture if any of our product candidates obtain regulatory approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. In addition, global health crises or geopolitical conflict may result in disruptions to the operations or an extended shutdown of certain businesses, which could include certain of our contract manufacturers. Further, as our product candidates are developed through nonclinical studies to late-stage clinical trials towards approval and commercialization, we are likely to alter various aspects of the development program, such as manufacturing and testing methods, to optimize processes and results, which may result in additional cost or delay.

We have only limited supply arrangements in place with respect to our product candidates, and these arrangements do not extend to commercial supply. We acquire many key materials on a purchase order basis. As a result, we may not have long-term committed arrangements with respect to aspects of our product candidates and other materials. We will need to establish one or more agreements with third parties to develop and scale up the drug manufacturing process, conduct testing, and generate data to support regulatory submissions, and may be unable to do so on favorable terms. If we obtain regulatory approval for any of our product candidates, we will need to establish an agreement for commercial manufacture with a third party. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including, but not limited to:

•
reliance on the third party for regulatory, compliance and quality assurance;
•
reliance on the third party for product development, analytical testing, and data generation to support regulatory applications;
•
operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier, the issuance of an FDA Form 483 notice or warning letter, or other enforcement action by FDA or other comparable foreign regulatory authority;
•
the possible breach of the manufacturing agreement by the third party;
•
the possible infringement, misappropriation, violation or unauthorized disclosure of our intellectual property and proprietary rights, including our trade secrets, know-how and other confidential information;
•
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;
•
competition with other companies for access to manufacturing capacity;
•
carrier disruptions or increased costs that are beyond our control; and
•
failure to deliver our products under specified storage conditions and in a timely manner.

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. Our CMOs, any potential future collaborators and their CMOs could be subject to periodic unannounced inspections by the FDA and other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, we have limited control over the ability of third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel, and one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA or other comparable foreign regulatory authorities to be noncompliant with cGMP and comparable foreign regulations. For example, following an inspection that ended in March 2026, the CMO facility we utilize for drug product manufacture received an FDA Form-483, ultimately resulting in an OAI classification. While we understand that the Form-483 observations were not specific to our product candidates, the facility will be required to undergo significant remedial efforts in order to lift the OAI classification, including a temporary facility shutdown, and there is no guarantee that our CMO will be able to resolve these inspectional issues in a timely manner.

If the FDA determines that our CMOs are not in compliance with FDA laws and regulations, including those governing cGMPs, the FDA may not approve a BLA until the deficiencies are corrected or we replace the manufacturer in our application with a manufacturer that is in compliance. Comparable risks apply abroad. Moreover, our failure, or the failure of our third-party manufacturers and suppliers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, approved products and the facilities at which they are manufactured are required to maintain ongoing compliance with extensive FDA requirements and comparable foreign requirements, including ensuring that quality control and manufacturing procedures conform to cGMP requirements. As such, our CMOs are subject to continual review and periodic inspections to assess compliance with cGMPs. Furthermore, although we do not have day-to-day control over the operations of our CMOs, we are responsible for ensuring compliance with applicable laws and regulations, including cGMPs.

Further, we rely on third parties located in China for some of our contract manufacturing, and we expect to continue to use such third-party manufacturers for such purposes. For any activities conducted in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. In addition, certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. For example, the BIOSECURE Act, which was recently signed into law in December 2025 as part of the National Defense Authorization Act for FY 2026, prohibits U.S. federal agencies from procuring or obtaining biotechnology equipment or services produced or provided by a “biotechnology company of concern” (BCC); entering into, extending, or renewing government contracts with an entity that directly or indirectly (e.g., via a subcontractor) uses biotechnology equipment or services from a BCC in performance of that federal contract; and/or issuing grants or loans to purchase, obtain, or use biotechnology equipment or services produced by a BCC. The BIOSECURE Act also prohibits U.S. government loan and grant recipients from using federal loan or grant money to enter into contracts with entities that use equipment from BCCs in the performance of any federal prime contract or subcontract. Companies designated as a BCC include those that are identified on the U.S. Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the U.S. Government also has the ability to designate entities as BCCs through a separate designation process. There is a safe harbor provision providing that the restrictions do not apply to equipment or services that were formerly but are no longer provided by a “biotechnology company of concern,” as well as a grandfathering provision providing that the prohibitions shall not apply for a five-year period to biotechnology equipment or services produced or provided under a contract or agreement entered into before the applicable effective date; the BIOSECURE Act also has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion. It is unclear whether the grandfathering provision and carveouts would apply to entities designated as “biotechnology companies of concern” due to their inclusion on the 1260H List. The guidance to be issued by the Office of Management and Budget within the next year regarding implementation of the BIOSECURE Act may provide further clarity on this point. We are currently a party to agreements with WuXi Biologics (WuXi), pursuant to which WuXi provides clinical development and manufacturing services to us related to ELA822. WuXi may become designated as a “biotechnology company of concern” through periodic updates of the 1260H List, or may also be designated as such by the U.S. Government through the process outlined in the BIOSECURE Act. If this law, or similar laws that are passed impact WuXi or other Chinese biotechnology manufacturing companies that may become contractors of ours or provide biotechnology equipment or services in the manufacture of our products or product candidates, we may be restricted in our ability to work with WuXi and other Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. As a result, we may need to seek alternative CMO relationships. While we believe we will be able to identify and contract with such alternative CMOs, we cannot predict the terms of any such alternative arrangement nor what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by China or the other countries in retaliation. In addition, any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, new legislation or regulations, renegotiation of existing trade agreements, or any retaliatory trade actions due to recent or future trade tension, may impede, delay, limit, or increase the cost of manufacturing our product candidates. Such events could result in our clinical or commercial supply of drug, packaging and other services being interrupted or limited, which could harm our business.

In addition, our third-party manufacturers and suppliers are subject to numerous environmental, health and safety laws and regulations, including those governing the handling, use, storage, treatment and disposal of waste products, and failure to comply with such laws and regulations could result in significant costs associated with civil or criminal fines and penalties for such third parties. Based on the severity of regulatory actions that may be brought against these third parties in the future, our clinical or commercial supply of drug and packaging and other services could be interrupted or limited, which could harm our business.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval. We do not currently have arrangements in place for redundant supply or a second source for bulk DS. If our current CMOs for nonclinical and clinical testing cannot perform as agreed, we may be required to replace such CMOs. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement manufacturer or may be unable to reach agreement with any alternative manufacturer. Further, our third-party manufacturers may experience manufacturing or shipping difficulties due to resource constraints or as a result of natural disasters, labor disputes, unstable political environments, or global health crises. If our current third-party manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to commercialize any products that obtain regulatory approval on a timely and competitive basis.

We may, in the future, seek to enter into collaborations with third parties for the discovery, development and commercialization of product candidates, if approved, and we may not be successful in doing so. If those collaborations are not successful, we may not be able to capitalize on the market potential of ipsoprubart, ELA822 or future product candidates.

We may seek third-party collaborators for the development and commercialization of our current or any future product candidates, if approved, on a select basis, including potentially in specific foreign jurisdictions. We have not entered into any such collaborations to date. Our likely collaborators for any future collaboration arrangements include large and mid-size biopharmaceutical companies, regional and national biopharmaceutical companies and biotechnology companies. We will face significant competition in seeking appropriate collaborators. Whether we decide to enter into any collaboration arrangement will depend, among other things, on our assessment of the future collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of our business. As such, there can be no assurance that we will reach a definitive agreement for a future collaboration with any third-party collaborators.

If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our future collaborators dedicate to the development or commercialization of our current or any future product candidates. Our ability to generate revenues from these arrangements will be dependent on our future collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements. Collaborations with future collaborators involving our current or any future product candidates would pose numerous risks to us, including the following:

•
collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
•
collaborators may de-emphasize or not pursue development and commercialization of our current or any future product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus, including as a result of a sale or disposition of a business unit or development function, or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•
collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•
collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our current or any future product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•
a collaborator with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of our product, if approved, relative to other products;
•
collaborators may not properly obtain, maintain, defend or enforce our intellectual property rights or may use our proprietary information and intellectual property in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate our proprietary information and intellectual property or expose us to potential litigation or other intellectual property related proceedings;
•
disputes may arise between the collaborators and us, such as conflicts concerning the interpretation of nonclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration, any of which could result in the delay or termination of the research, development or, if approved, commercialization of our current or any future product candidates or that result in costly litigation or arbitration that diverts management attention and resources and in turn could prevent us from generating revenue and limit or prevent us from entering into additional collaborations;
•
collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or, if approved, commercialization of the applicable product candidates;

•
collaboration agreements may not lead to development or, if approved, commercialization of product candidates in the most efficient manner or at all; and
•
if a future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or, if approved, commercialization program could be delayed, diminished or terminated.

If we establish one or more collaborations, all of the risks relating to product development, regulatory approval and, if approved, commercialization described above would also apply to the activities of any such future collaborators.

Risks Related to Government Regulation

The regulatory approval process is highly uncertain, and we may be unable to obtain, or may be delayed in obtaining, U.S. or foreign regulatory approval and, as a result, unable to commercialize ipsoprubart, ELA822 and any future product candidates. Even if we believe our current or planned clinical trials are successful, regulatory authorities may not agree that they provide adequate data on safety or efficacy.

Ipsoprubart, ELA822 and any future product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, post-approval monitoring, marketing and distribution of products. Rigorous nonclinical testing and clinical trials and an extensive regulatory approval process are required to be completed successfully in the United States and in many foreign jurisdictions before a new biopharmaceutical product can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us to begin selling them.

In the U.S., we are not permitted to market our product candidates in the U.S. until we receive regulatory approval of a BLA from the FDA. Prior to obtaining approval to commercialize a product candidate in the U.S. or abroad, we must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses, and in the case of biological products in the U.S., that such product candidates are safe, pure, and potent for their intended uses. The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending on the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us require judgment and can change, which makes it difficult to predict with certainty their application. Any analysis we perform of data from nonclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. Even if we believe available nonclinical or clinical data support the safety, purity, potency or efficacy of our product candidates, such data may not be sufficient to obtain approval from the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us to conduct additional nonclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of our clinical development program.

The FDA or comparable foreign regulatory authorities can delay, limit or deny approval of a product candidate for many reasons, including:

•
such authorities may disagree with the design or execution of our clinical trials;
•
negative or ambiguous results from our clinical trials or results may not meet the level of statistical significance or persuasiveness required by the FDA or comparable foreign regulatory agencies for approval;
•
serious and unexpected drug-related side effects may be experienced by patients in our clinical trials or by individuals using drugs similar to our product candidates;
•
the population studied in the clinical trial may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
•
such authorities may not accept clinical data from trials that are conducted at clinical facilities or in countries where the standard of care (SOC) is potentially different from that of their own country;
•
we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;

•
such authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
•
such authorities may not agree that the data collected from clinical trials of our product candidates are acceptable or sufficient to support the submission of a BLA, or other submission or to obtain regulatory approval in the U.S. or elsewhere, and such authorities may impose requirements for additional nonclinical studies or clinical trials;
•
such authorities may disagree with us regarding the formulation, labeling and/or the product specifications of our product candidates;
•
approval may be granted only for indications that are significantly more limited than those sought by us, and/or may include significant restrictions on distribution and use;
•
such authorities may find deficiencies in the manufacturing processes or facilities of the third-party manufacturers with which we contract for clinical and commercial supplies; or
•
such authorities may not accept a submission due to, among other reasons, the content or formatting of the submission.

In addition, the approval policies or regulations of the FDA and other comparable regulatory authorities in other jurisdictions may change in a manner rendering our clinical data insufficient for approval. Any delay or failure in obtaining required approvals could have a material and adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or on the labeling or other restrictions.

We are also subject to or may in the future become subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process varies among countries and may include all of the risks associated with the FDA approval process described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. In the EU and the United Kingdom, approval pathways, procedural timetables and post-authorization requirements may differ from those in the United States and may require separate national, centralized or other jurisdiction-specific processes, which may increase uncertainty, cost and delay.

Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. Obtaining regulatory approval outside of the United States, including in the EU, is a lengthy and expensive process. To obtain marketing authorization from the European Commission through the centralized procedure, following the opinion of the EMA, for any product candidate, we would need to submit a Marketing Authorization Application (MAA) and satisfy extensive requirements regarding safety, efficacy, and quality. Even if a product candidate receives a marketing authorization, the European Commission or EMA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling, or require expensive and time-consuming post-authorization studies or reporting as conditions of approval. Failure to obtain or maintain marketing authorization in the EU could limit our commercial opportunity and materially harm our business. FDA approval does not ensure approval by regulatory authorities outside the United States and vice versa. Any delay or failure to obtain United States or foreign regulatory approval for a product candidate could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

We may not be able to obtain or maintain orphan drug designations for any of our product candidates, and we may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs or biologics for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, as amended, the FDA may designate a drug or biologic as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding toward clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a new drug application (NDA) or BLA, to market the same product for the same approved indication or use within the relevant rare disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity within the relevant indication or use or where the manufacturer is unable to assure sufficient product quantity to meet the needs relating to the approved indication or use of patients with the orphan disease or condition.

In October 2024, the FDA granted orphan drug designation to ipsoprubart for the treatment of patients with HLH. If ipsoprubart receives regulatory approval for an indication broader than HLH, ipsoprubart may no longer be eligible for orphan exclusivity. In addition, we may seek orphan drug designations for our other product candidates, but there can be no assurances that we will be able to obtain such designations. Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain orphan drug exclusivity for that product candidate, if approved. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same indications and uses. Even after an orphan drug is approved, the FDA can subsequently approve the “same drug,” as defined by FDA, for the same indication or use if the FDA concludes that the later drug is clinically superior because it is shown to be safer, more effective or makes a major contribution to patient care within the exclusivity-protected indication. Orphan drug exclusivity in the United States may also be lost if the FDA later determines that the initial request for designation was materially defective. In addition, orphan drug exclusivity does not prevent the FDA from approving competing drugs containing different active ingredients for the same or similar indication. If a subsequent drug is approved for marketing for the same or a similar indication or use as any of our product candidates that receive regulatory approval, we may face increased competition and lose market share regardless of orphan drug exclusivity. Orphan drug designation neither shortens the development time nor regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

A Fast Track Designation from the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive regulatory approval.

In October 2024, the FDA granted Fast Track designation for ipsoprubart for the treatment of sHLH. Depending on the data from our nonclinical studies and clinical trials, we may decide to seek such designation for some or all of our other product candidates. The Fast Track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, drugs and biologics are eligible for Fast Track designation if they are intended, alone or in combination with one or more drugs or biologics, to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once a BLA is submitted, the application may be eligible for priority review. A BLA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation for any of our product candidates, such product candidates may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may also withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Furthermore, such a designation does not increase the likelihood that ipsoprubart or any other product candidate that may be granted Fast Track designation will receive regulatory approval in the U.S. Many product candidates that have received Fast Track Designation have ultimately failed to obtain approval.

A Breakthrough Therapy Designation by the FDA or PRIME designation by the EMA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive regulatory approval.

The FDA has granted Breakthrough Therapy Designation for ipsoprubart for the treatment of sHLH, and the EMA has granted PRIME designation for ipsoprubart for the treatment of sHLH, and, in the future, we may seek Breakthrough Therapy Designation or PRIME designation for our other product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies with respect to one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for development. Breakthrough Therapy designation comes with the benefits of Fast Track designation, which means that the sponsor may submit sections of the NDA or BLA for review on a rolling basis, provided certain conditions are met. The FDA has broad discretion whether or not to grant this designation.

PRIME is a program launched by the EMA that provides early, proactive, and enhanced scientific and regulatory support for medicines under development that target an unmet medical need and are expected to be of major public health interest. This regulatory program offers enhanced interaction and early dialogue with the EMA and is designed to optimize development plans and speed evaluation ensuring these medicines reach patients as early as possible. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. The EMA has broad discretion whether or not to grant this designation.

Even if we believe a particular product candidate is eligible for these designations, we cannot assure you that the FDA or EMA would decide to grant them. Breakthrough Therapy and PRIME designations may not result in a faster development process, review or approval compared to conventional FDA or EMA procedures, respectively. In addition, the FDA may withdraw Breakthrough Therapy Designation if it believes that the designation is no longer supported by data from our clinical development program. The Breakthrough Therapy and PRIME designations do not assure ultimate regulatory approval by the FDA or the European Commission. Many drugs and biologics that have received Breakthrough Therapy or PRIME designation have failed to obtain approval.

We may be unable to maintain the benefits associated with our EU orphan designation, including orphan market exclusivity, which could limit the commercial prospects of our product candidates.

We have received orphan designation in the EU for one or more of our product candidates. Orphan designation entitles an applicant to incentives such as fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, during which competent authorities cannot accept another marketing authorization application or accept an application to extend for a similar product or cannot grant a marketing authorization for the same indication. However, orphan market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that our product no longer meets the orphan designation criteria, including where it is determined that the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the threshold. Additionally, a marketing authorization may be granted to a similar product for the same indication during the ten-year period if another applicant can establish that its product is safer, more effective or otherwise clinically superior to ours. We cannot guarantee that we will maintain our orphan designation or benefit from the full period of market exclusivity, and any loss or reduction of such exclusivity could materially and adversely affect our commercial prospects in the EU.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA or European Commission grants regulatory approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, pricing and reimbursement approvals or decisions are separate from marketing authorization and may be required before a product can achieve broad commercial uptake in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we or any partner we work with fail to comply with the regulatory requirements in international markets or fail to receive applicable regulatory approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Even if we receive regulatory approval for ipsoprubart, ELA822 and any future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, ipsoprubart, ELA822 and any future product candidates, if approved, could be subject to labeling and other restrictions and market withdrawal. We may also be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

Any regulatory approvals that we obtain for ipsoprubart, ELA822 or any of our future product candidates may also be subject to limitations on the approved indicated uses for which a product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or other comparable foreign regulatory authorities approve any of our future product candidates, the manufacturing processes, labeling, packaging, distribution, post-approval monitoring, pharmacovigilance obligations and adverse event reporting, storage, import, export, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a REMS after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The manufacturing facilities we use to make future product candidates, if any, will also be subject to periodic review and inspection by the FDA or other comparable foreign regulatory authorities, including for continued compliance with cGMP and comparable foreign requirements. The discovery of any new or previously unknown problems with our CMOs, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on CMOs, we will not have control over compliance with applicable rules and regulations by such manufacturers.

If we or our manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things:

•
Form 483s, restrictions on the manufacturing of the product, product recalls or withdrawal of the product from the market;
•
warning or untitled letters or holds on clinical trials;
•
refusal of the FDA or comparable foreign regulatory authorities to accept new marketing applications or approve pending applications or supplements to approved applications, or suspension, variation or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of fines or civil or criminal penalties.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate adverse publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products, if approved. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

Subsequent discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our CMOs or manufacturing processes, or failure to comply with regulatory requirements, may result in, these same consequences.

Our programs for which we intend to seek approval as biologics may face competition sooner than anticipated.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an

FDA-licensed reference biological product. Biosimilars are biological products licensed under section 351(k) of the Public Health Service Act (PHS Act) relying on the FDA’s findings of safety, purity, and potency for a licensed biologic (Reference Product) submitted pursuant to section 351(a) of the PHS Act. A biosimilar is highly similar to its Reference Product, excluding minor differences in clinically inactive components for which there are no clinically meaningful differences between the proposed biological product and the Reference Product in safety, purity, or potency. Certain biosimilars that have been designated by FDA as interchangeable may be substituted for the Reference Product in accordance with state law. Under the BPCIA, an application for a biosimilar or interchangeable product relying on the Reference Product may not be submitted to the FDA until four years following the date that the Reference Product was first approved by the FDA. In addition, the approval of a biosimilar product relying on the Reference Product may not be made effective by the FDA until 12 years from the date on which the Reference Product was first approved. During this 12-year period of non-patent data exclusivity, another company may still develop and receive approval of a competing version of the Reference Product if the FDA approves a full BLA for the competing product containing the sponsor’s own nonclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty, and any new policies or processes adopted by the FDA could have a material effect on the future commercial prospects for our biological product candidates.

We believe that any of our current programs we develop that is approved as biologic under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our programs to be Reference Products for competing products, potentially creating the opportunity for biosimilar competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, will be substituted for any Reference Product in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The approval of a biosimilar of our current or future product candidates could have a material adverse impact on our business due to increased competition and pricing pressure.

Similar regulatory exclusivity periods outside the United States, including in the EU and the United Kingdom, differ in scope and duration and may be subject to legal or legislative change, which could also permit competition earlier than expected. In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product. For such products, the results of appropriate nonclinical studies or clinical trials must be provided in support of an MAA. Guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. In addition, other countries may have different standards in determining similarity to a Reference Product. Any market entry of competing products to our current or future product candidates in these other regions could adversely affect our business in those regions. To the extent that we do not receive any anticipated periods of regulatory exclusivity for our current or future product candidates, it could adversely affect our business, financial condition, results of operations, and prospects.

The policies of the FDA or other regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of any of ipsoprubart, ELA822 or our future product candidates.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

In addition, three decisions from the U.S. Supreme Court in July 2024 may lead to an increase in litigation against regulatory agencies that could create uncertainty and thus negatively impact our business. The first decision overturned established precedent that required courts to defer to regulatory agencies’ interpretations of ambiguous statutory language. The second decision overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. The third decision extended the statute of limitations within which entities may challenge agency actions. These cases may result in increased litigation by industry against regulatory agencies and impact how such agencies choose to pursue enforcement and compliance actions. However, the specific, lasting effects of these decisions, which may vary within different judicial districts and circuits, is unknown. We also cannot predict the extent to which regulations, policies, and decisions of the FDA or other regulatory authorities, such as the SEC, may become subject to increasing legal challenges, delays, and changes.

Moreover, the UK government has enacted new legislation to overhaul the clinical trials regulatory framework. In April 2025, the UK adopted the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025, intended to support a more streamlined and flexible regulation of clinical trials, remove unnecessary administrative burdens on trial sponsors, and protect the interests of trial participants. The amendment became applicable on April 28, 2026 following a one-year transition period. While these changes introduce efficiencies, the new requirements may impose additional compliance burdens on us and our CROs conducting trials in the UK and could result in increased costs or delays in trial initiation or conduct.

Furthermore, on December 11, 2025, the European Commission, the European Parliament and the European Council reached a political agreement on a comprehensive overhaul of EU pharmaceutical legislation (the Pharma Package). If formally adopted in its proposed form, the Pharma Package could, among other changes, reduce the baseline market protection period by one year, reshape the incentives regime for orphan medicinal products (including by reducing the baseline orphan market exclusivity from ten to nine years and replacing the current indication-based system with a product-based approach under which subsequent orphan indications for the same active substance will no longer benefit from separate periods of market exclusivity), and expand the Bolar exemption. Under the agreed transitional provisions, marketing authorizations already granted, and MAA submitted before the new regulation becomes applicable, will generally continue to be governed by current protection rules; however, any subsequent application for an additional orphan indication we submit after the entry into force but before the application date, any MAA we submit after the application date, and the expanded Bolar exemption (for which no transitional protection applies) could reduce the period of market exclusivity available to our product candidates in the EU and accelerate exposure to generic or biosimilar competition, potentially materially impacting the commercial prospects of our product candidates. The new framework is expected to enter into force at the end of 2026 to early 2027 and to be subject to transitional arrangements, with full application not anticipated before the end of 2028 to early 2029.

We ultimately cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and our business, results of operations, and financial condition could be adversely affected.

Disruptions at the FDA and other government agencies caused by, among other factors, funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, slow the time necessary for new products to be reviewed and/or approved, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which would adversely affect our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, government shutdowns, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and foreign regulatory authorities’ ability to perform routine functions. In addition, government funding of other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and foreign regulatory authorities may slow the time necessary for new products to be reviewed and/or approved, which would adversely affect our business. For example, starting in January 2025, the U.S. government has reduced the number of federal employees, including at FDA, by establishing voluntary termination programs, by position eliminations or by involuntary terminations. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Similar consequences would also result in the event of a significant shutdown of the federal government. For example, over the last several years, and most recently in late 2025, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, had to furlough critical employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, which have led to substantial personnel changes, and it remains unclear the degree to which these efforts or the resulting changes in FDA personnel may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations, or similar factors prevent or hinder the FDA from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA to timely review and process our regulatory submissions or otherwise provide us with advice or guidance in a timely manner, which could have a material adverse effect on our business. Further, future government shutdowns or delays could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If any legislation, executive orders, or lapses in agency funding impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

If we are found to have improperly promoted off-label use of our products, we may become subject to significant liability.

The FDA and comparable foreign regulatory authorities in other jurisdictions strictly regulate the promotional claims that may be made about prescription drug products, such as our products. While physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, a product may not be promoted for uses that are not approved by the applicable regulatory authority as reflected in the product’s approved labeling or for uses inconsistent with the product’s approved labeling. If our promotional materials and related activities are not consistent with the approved labeling or if physicians, in their professional medical judgment, nevertheless prescribe the drug product to their patients in a manner that is inconsistent with the approved labeling, we may be subject to claims that we promoted off-label use or otherwise violated applicable regulations. In addition, although we may believe ipsoprubart, ELA822 or our future product candidates may provide for superior efficacy as compared to marketed products, without head-to-head data, we will be unable to make comparative claims for our products. If we are found to have promoted such off-label use or made such unsubstantiated comparative claims, we may become subject to significant liability under the Federal Food, Drug, and Cosmetic Act and other statutory authorities, such as laws prohibiting false claims for reimbursement as well as sanctions, fines or other enforcement action under applicable foreign promotional rules and regulations.

Our operations and relationships with healthcare providers, healthcare organizations, customers and third-party payors will be subject to applicable anti-bribery, anti-kickback, fraud and abuse, transparency and other healthcare laws and regulations, which could expose us to, among other things, enforcement actions, criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings.

Our current and future arrangements with healthcare providers, healthcare organizations, third- party payors and customers expose us to broadly applicable anti-bribery, fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we research, market, sell and distribute any of our product candidates, if approved. Restrictions under applicable federal and state anti-bribery and healthcare laws and regulations, include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, individuals and entities from knowingly and willfully soliciting, receiving, offering, or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual, or the purchase, order or recommendation of, any good or service for which payment may be made under a federal and state healthcare program such as Medicare and Medicaid. The term remuneration has been broadly interpreted to include anything of value. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the federal criminal and civil false claims and civil monetary penalties laws, including the federal False Claims Act, which can be enforced through civil whistleblower or qui tam actions against individuals or entities, and the Federal Civil Monetary Penalties Law, which prohibit, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Moreover, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
•
HIPAA and its implementing regulations, which imposes criminal and civil liability, prohibits, among other things, knowingly and willfully executing, or attempting to execute a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti- Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
HIPAA, as amended by HITECH, and their respective implementing regulations, which impose obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates and covered subcontractors that perform certain services involving the storage, use or disclosure of individually identifiable health information for or on behalf of a covered entity and their business associates, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;
•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of covered drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with certain exceptions, to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals (such as physician assistants and certain advanced practices nurses), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members, with the information made publicly available on a searchable website;
•
the Foreign Corrupt Practices Act (FCPA) which prohibits U.S. businesses and their representatives from directly or indirectly offering to pay, paying, promising to pay or authorizing the payment of money or anything of value to a foreign official in order to influence any act or decision of the foreign official in his or her official capacity or to secure any other improper advantage in order to obtain or retain business;
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers;
•
state laws that require the registration of manufacturers and wholesale distributors of drug and biological products who ship into a state, including in certain states that require registration even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain;
•
certain state laws that require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing information, and state and local laws that require the registration of biopharmaceutical sales representatives;
•
analogous foreign laws to the rules described above; and
•
foreign as well as U.S. federal and state laws and regulations governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any such requirements, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, integrity oversight and reporting obligations, or reputational harm, any of which could adversely affect our financial results. These risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

We may face difficulties from healthcare legislative and regulatory reform measures.

Existing laws and regulatory policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of ipsoprubart, ELA822 or any of our future product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, or may face penalties for any approved products, and we may not achieve or sustain profitability.

In the United States and some foreign jurisdictions, there have been and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, including cost containment measures that may reduce or limit coverage and reimbursement for newly approved drugs and affect our ability to profitably sell any product candidates for which we obtain regulatory approval. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of care.

For example, the ACA made significant changes to the healthcare system in the United States. Since its enactment, there have been amendments and judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on July 4, 2025, the OBBBA was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers, which began in 2013 and will remain in effect until 2032 unless additional Congressional action is taken.

The federal administration is pursuing policies to reduce regulations and expenditures across government, including at the U.S. Department of Health and Human Services (HHS), which include the FDA and CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with several pharmaceutical companies that require the drug manufacturers to offer, through a direct to consumer platform U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions, for example, include (1) directing agencies to reduce agency workforce and cut programs; (2) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives; (3) imposing tariffs on certain imported pharmaceutical products; and (4) as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. The administration is also pursuing other most-favored-nation drug pricing policies for certain prescription drugs. As part of these initiatives, the administration is implementing or considering various CMS Center for Medicare and Medicaid Innovation models, under which manufacturers may owe rebates for certain prescription drugs under Medicaid or Medicare if the price of a drug included in an applicable model exceeds an international benchmark calculated based on prices available in certain reference countries. These include the finalized Global Benchmark for Efficient Drug Pricing (GLOBE) Model for certain Medicare Part B drugs; and the proposed Guarding United States Medicare Against Rising Drug Costs (GUARD) Model for certain Medicare Part D drugs. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit manager payment methodologies, among other things.

Further, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries and bulk purchasing. For example, on June 15, 2026, the FDA approved Colorado’s Section 804 Importation Program proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this and Florida’s similar program, approved by the FDA in 2024, will be implemented and whether they will overcome potential legal, regulatory, or industry challenges in the United States and/or Canada. Legally mandated price controls on payment amounts by third-party payors or other restrictions could seriously harm our business. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices. Prescription drugs and biological products that are in violation of these requirements will be included on a public list. These reforms could reduce the ultimate demand for our product candidates or put pressure on our product pricing and could seriously harm our business.

We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for pharmaceuticals and other healthcare products and services, which could result in reduced demand for ipsoprubart, ELA822 or any of our future product candidates or additional pricing pressures or otherwise impact our operations.

Even if we are able to commercialize ipsoprubart, ELA822 and any future product candidates, if approved, such product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Sales of any of our product candidates that receive regulatory approval will be dependent substantially, both in the United States and internationally, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize an adequate return on our investment. If reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain regulatory approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain regulatory approval.

There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. In the United States, private payors often follow the coverage and reimbursement policies established by CMS, the federal agency responsible for administering the Medicare program. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Further, such payors are increasingly challenging the price, examining the medical necessity and reviewing the cost effectiveness of medical products. There may be especially significant delays in obtaining coverage and reimbursement for newly approved products. Third-party payors may limit coverage to specific products on an approved list, known as a formulary, which might not include all FDA-approved products for a particular indication. We may need to conduct expensive pharmaco-economic studies to demonstrate the medical necessity and cost effectiveness of our products. Nonetheless, our product candidates may not be considered medically necessary or cost effective. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates, if approved. For example, HHS imposes rebates on many Medicare Part B and Medicare Part D products to penalize price increases that outpace inflation. HHS has also been empowered to negotiate the price of certain single-source drugs that have been on the market for seven (7) years and single-source biologics that have been on the market for at least eleven (11) years covered under Medicare as part of the Medicare drug price negotiation program. Each year up to twenty (20) products will be selected by HHS for the Medicare drug price negotiation program. Products subject to the Medicare drug price negotiation program are expected to experience a significant reduction in reimbursement from the Medicare program on a per unit basis. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws and other trade laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

U.S. and foreign anti-corruption laws and regulations prohibit, among other things, companies and their employees, agents, CROs, CMOs, consultants, contractors and other partners and representatives from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls. Violations of these laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities and other organizations. We also expect our non-U.S. activities to increase over time. We expect to rely on third parties for research, nonclinical studies and clinical trials and/or to obtain necessary permits, licenses, patent registrations and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

We are also subject to export control, import, and sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, U.S. export control laws and economic sanctions prohibit the provision of certain products and services to countries, governments and persons targeted by U.S. sanctions.

Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenue, if any.

In some countries, particularly member states of the EU, the pricing of certain therapeutic products is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of regulatory approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained.

In the EU, pricing and reimbursement decisions are made by individual EU Member States and are separate from the marketing authorization process. EU Member States may restrict the range of products for which their national health insurance systems provide reimbursement, control the prices of medicinal products, or impose significant price discounts or rebates. In addition, EU Member States increasingly require health technology assessments (HTAs) that compare the cost-effectiveness of a medicinal product to currently available therapies as a condition of reimbursement. At the EU level, Regulation (EU) 2021/2282 on HTA entered into application on January 12, 2025 through a phased implementation. The HTA Regulation initially applies to new active substances for oncology products and advanced therapy medicinal products, and will expand to orphan medicinal products in January 2028 and to all centrally authorized medicinal products by 2030. As the HTA Regulation applies to orphan medicinal products from 2028, joint clinical assessments conducted at the EU level may result in adverse or delayed outcomes that negatively affect our ability to obtain or maintain favorable reimbursement status across EU Member States. Any failure to obtain adequate coverage and reimbursement in EU Member States for our product candidates could limit our commercial opportunity and materially harm our business, financial condition, and results of operations.

Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain coverage and reimbursement or pricing approvals in some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of ipsoprubart, ELA822 or any of our future product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be materially and adversely affected.

Risks Related to Our Common Stock

The market price of our common stock is likely to be highly volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and subject to wide fluctuations in response to various factors, some of which we cannot control. The stock market in general and the market for stock of biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price at which they purchased it. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

•
results of nonclinical studies and clinical trials of any product candidates, or those of our competitors or any potential future collaborators or licensing partners;
•
the timing and enrollment status of our clinical trials;
•
regulatory or legal developments in the United States or other countries, especially changes in federal or global health policies, laws or regulations applicable to any product candidates, including the review and oversight functions of federal health regulatory bodies;
•
the success or failure of competitive products or technologies;
•
introductions and announcements of new product candidates by us, any future commercialization partners, or our competitors, and the timing of these introductions or announcements;
•
actions taken by regulatory agencies with respect to any product candidates, clinical trials, and, if approved, manufacturing process or sales and marketing terms;
•
actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•
the success of our efforts to identify, acquire or in-license new technologies or product candidates;
•
developments concerning any future collaborations, including but not limited to those with development and commercialization partners if any product candidates are approved;
•
market conditions in the pharmaceutical and biotechnology sectors;
•
announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures or capital commitments;
•
developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for any product candidates;
•
our ability or inability to raise additional capital and the terms on which we are able to raise it, if at all;
•
our ability to effectively manage our growth;
•
the recruitment or departure of key personnel;

•
changes in the structure of healthcare payment systems;
•
actual or anticipated changes in earnings estimates, development timelines or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•
our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•
fluctuations in the valuation of companies perceived by investors to be comparable to us;
•
announcement and expectation of additional financing efforts;
•
speculation in the press or investment community;
•
fluctuations of share price and trading volume of our common stock;
•
sales or perceived potential sales of shares of our common stock by us, insiders or our stockholders;
•
the concentrated ownership of our common stock;
•
expiration of market stand-off or lock-up agreements;
•
changes in accounting principles;
•
actions instituted by activist stockholders or others;
•
terrorist acts, acts of war or periods of widespread civil unrest;
•
natural disasters and other calamities, including global epidemics and pandemics such as the COVID-19 pandemic;
•
general economic, industry and market conditions, including changes in tariffs and trade restrictions, fluctuating interest rates and inflation; and
•
other events or factors, many of which are beyond our control.

In addition, the stock market in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme price and volume fluctuations that have been often unrelated or disproportionate to the operating performance of the issuer. Furthermore, the trading price of our common stock may be adversely affected by third parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a dramatic and adverse impact on the market price of our common stock.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares of our common stock, could reduce the market price of our common stock. In connection with our IPO, our directors and executive officers and substantially all of our pre-IPO securityholders entered into lock-up agreements with the representatives of the underwriters pursuant to which they may not, with limited exceptions, through March 16, 2027, offer, sell or otherwise transfer or dispose of any of our securities, without the prior written consent of the representatives of the underwriters. The underwriters may permit our officers, directors and other securityholders who are subject to the lock-up agreements to sell shares prior to the expiration of the lock-up agreements at any time in their sole discretion. Sales of these shares, or perceptions that they will be sold, could cause the trading price of our common stock to decline. After the lock-up agreements expire, these shares of common stock will be eligible for sale in the public market, except that shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act.

Moreover, certain holders of shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 under the Securities Act, or until the rights terminate pursuant to the terms of the stockholder agreements between us and such holders.

Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. We also registered all shares of our common stock subject to equity awards issued or reserved for future issuance under our equity compensation plans on a registration statement on Form S-8 and such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates under Rule 144 under the Securities Act and the market standoff provisions and lock-up agreements described above. Any sales of securities by these stockholders could have a negative impact on the trading price of our common stock.

Our executive officers, directors and principal stockholders, if they choose to act together, continue to have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors, stockholders who hold 5% or more of our common stock and their respective affiliates beneficially own a significant percentage of outstanding common stock. As a result, if these stockholders choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, including without limitation, the election of directors, the composition of our management and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination that other stockholders may desire. The interests of these stockholders may not always coincide with your interests or the interests of other stockholders and they may act in a manner that advances their best interests and not necessarily those of other stockholders, including seeking a premium value for their common stock. Any of these actions could adversely affect the market price of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law could prevent or delay an acquisition of us, which may be beneficial to our stockholders, and may prevent attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:

•
establish a classified board of directors so that not all members of our board of directors are elected at one time;
•
permit only the board of directors to establish the number of directors and fill vacancies on the board of directors;
•
provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders;
•
require super-majority voting to amend some provisions in our amended and restated certificate of incorporation and amended and restated bylaws;
•
authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•
eliminate the ability of our stockholders to call special meetings of stockholders;
•
prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•
prohibit cumulative voting; and
•
establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the General Corporation Law of the State of Delaware (DGCL), may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

The exclusive forum provisions in our organizational documents may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or employees, which may discourage lawsuits with respect to such claims.

Our amended and restated bylaws, to the fullest extent permitted by law, provide that the Court of Chancery of the State of Delaware is the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim that is governed by the internal affairs doctrine. This exclusive forum provision does not apply to suits brought to enforce a duty or liability created by the Exchange Act. It could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, results of operations, and prospects.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated bylaws provide that the federal district courts of the United States are, to the fullest extent permitted by law, the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (Federal Forum Provision). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While federal or other state courts may not follow the holding of the Delaware Supreme Court or may determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, and our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder's ability to bring a claim, and may result in increased costs for a stockholder to bring such a claim, in a judicial forum of their choosing for disputes with us or our directors, officers, other employees or agents, which may discourage lawsuits against us and our directors, officers, other employees or agents.

We do not currently intend to pay dividends on our common stock and, consequently, our stockholders’ ability to achieve a return on their investment will be dependent on appreciation of the value of our common stock.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. As a result, any investment return on our common stock will be dependent on increases in the value for our common stock, which is not certain. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over the industry or securities analysts, or the content and opinions included in their reports. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our nonclinical studies and clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of such analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause a decline in our stock price or trading volume.

General Risk Factors

Our current in-person operations are located in California, and we or the third parties on whom we depend may be adversely affected by natural disasters, terrorist activity, pandemics, geo-political actions in the United States and in foreign countries, and other events beyond our control, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster. Geo-political actions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors.

Our in-person operations are located in our corporate headquarters and research and development facility in South San Francisco, California. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, pandemic, medical epidemic, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, or the manufacturing facilities of our CMOs may have a material and adverse effect on our ability to operate our business and have significant negative consequences on our financial and operating conditions. If our facilities, or the manufacturing facilities of our CMOs, are unable to operate because of an accident or incident or for any other reason, including an inability to use all or a significant portion of our headquarters, damages to critical infrastructure, such as our research facilities or the manufacturing facilities of our CMOs, or other disruptions to operations, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

Our employees often conduct business outside of any facilities leased by us. These locations may be subject to additional security and other risk factors due to the limited control of our employees. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses.

Unstable market and economic conditions and adverse developments affecting the financial services industry, such as actual events or concerns involving inflation, liquidity, defaults or nonperformance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, and our financial condition and results of operations.

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the ongoing conflict in Ukraine and ongoing conflicts in the Middle East, which has recently included actions by Iran, Israel and the United States, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Russia’s ongoing incursion of Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets; it is possible that ongoing conflicts in the Middle East may have similar effects. In addition, adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (SVB), one of our banking partners, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. The closure of any additional national or regional commercial banks could lead to further economic instability. Although the Department of the Treasury, the Federal Reserve and the FDIC have taken steps to mitigate these risks, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may still occur in the future. We may maintain cash balances at third-party financial institutions in excess of the FDIC insurance limit and there is no guarantee that the federal government would provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we have not experienced any adverse impact to our liquidity or to our current and projected business operations, financial condition or results of operations, uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time. Inflation and fluctuating interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates.

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition, results of operations, and prospects.

We operate in a global economy, which includes utilizing third-party suppliers in several countries outside the United States. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the pharmaceutical industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects. The Bureau of Industry and Security, U.S. Department of Commerce, has initiated an investigation to determine whether pharmaceutical ingredients, including finished drug product, manufactured outside the United States pose a national security risk and should be subject to additional tariffs. Following that investigation, the President announced a proclamation which will impose 100% tariffs on certain patented pharmaceutical products and associated pharmaceutical ingredients. We are assessing the potential impact of the proclamation on our business.

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for clinical testing, as well as for manufacture of any products that we may commercialize, if approved. Currently, several of our suppliers are located outside of the United States, and our principal suppliers of critical raw materials are located in the UK, United States, China, and Ireland. The DS for ipsoprubart is manufactured in the UK and ELA822 DS is manufactured in China. The DP for ipsoprubart is manufactured in the United States and ELA822 DP is manufactured in China. We also rely on specialized laboratory equipment, supplies, materials, and precursor compounds, all or part of which we believe may be ultimately sourced from multiple countries outside the United States, to advance our research and development efforts.

Current or future tariffs will result in increased research and development expenses, including with respect to increased costs associated with DS, DP, raw materials, laboratory equipment and research materials and components. In addition, such tariffs will increase our supply chain complexity and could also potentially disrupt our existing supply chain. Unlike consumer goods, pharmaceuticals face unique regulatory constraints that make rapid supply chain adjustments particularly difficult and costly. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence, negatively impacting our ability to secure additional financing on favorable terms or at all. In addition, as we advance toward commercialization in the future, tariffs and trade restrictions could hinder our ability to establish cost-effective production capabilities, negatively impacting our growth prospects.

The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to civil or criminal enforcement actions in the United States or foreign jurisdictions related to compliance with trade regulations. Foreign governments may also adopt non-tariff measures, such as procurement preferences or informal disincentives to engage with, purchase from or invest in U.S. entities, which may limit our ability to compete internationally and attract non-U.S. investment, employees, customers and suppliers. Foreign governments may also take other retaliatory actions against U.S. entities, such as decreased intellectual property protection, increased enforcement actions, or delays in regulatory approvals, which may result in heightened international legal and operational risks. In addition, the United States and other governments have imposed and may continue to impose additional sanctions, such as trade restrictions or trade barriers, which could restrict us from doing business directly or indirectly in or with certain countries or parties and may impose additional costs and complexity to our business.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business, financial condition, results of operations, and prospects. While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this Quarterly Report.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company or smaller reporting company, we incur, and continue to expect to incur, significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our prospects, business, financial condition and results of operations. Moreover, we expect these rules and regulations to continue to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. The increased costs will decrease our net income or increase our net loss, and the increased costs may require us to reduce costs in other areas of our business.

Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock is likely to be volatile. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs, divert our management’s attention and resources from other business concerns and damage our reputation, which could seriously harm our business, financial condition, results of operations, and prospects. Additionally, the increase in the cost of directors’ and officers’ liability insurance may cause us to opt for lower overall policy limits or to forgo insurance that we may otherwise rely on to cover significant defense costs, settlements and damages awarded to plaintiffs.

We are an “emerging growth company” and a “smaller reporting company” and the reduced reporting requirements applicable to emerging growth companies or smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not approved previously.

We will continue to be an emerging growth company for up to five years following the completion of our initial public offering, although circumstances could cause us to lose that status earlier, including if we are deemed to be a “large accelerated filer,” which occurs when the market value of our common stock that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30, or if we have total annual gross revenue of $1.235 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company if either (i) the market value of our common stock held by non-affiliates is less than $250.0 million, measured as of the last business day of our most recently completed second quarter or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million. We may continue to be a smaller reporting company even after we cease to be an emerging growth company, so we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

If we fail to establish and maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, investors’ views of us and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting within our Annual Report on Form 10-K. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be frequently evaluated. Our failure to maintain the effectiveness of our internal controls in accordance with the requirements of the Sarbanes-Oxley Act could have a material adverse effect on our business. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

As we grow, we expect to hire additional personnel and may utilize external temporary resources to implement, document and modify policies and procedures to maintain effective internal controls. However, it is possible that we may identify deficiencies and weaknesses in our internal controls. If material weaknesses or deficiencies in our internal controls exist and go undetected or unremediated, our financial statements could contain material misstatements that, when discovered in the future, could cause us to fail to meet our future reporting obligations and cause the price of our common stock to decline.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. For example, our directors or executive officers could inadvertently fail to disclose a new relationship or arrangement causing us to fail to make any related party transaction disclosures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected. In addition, we do not have a formal risk management program for identifying and addressing risks to our business in other areas.

Our insurance policies may be inadequate, may not cover all of our potential liabilities and may potentially expose us to unrecoverable risks.

We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include property, general liability, employee benefits liability, workers’ compensation, clinical trials/products liability, cyber liability, directors’ and officers’ and employment practices insurance. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. No assurance can be given that an insurance carrier will not seek to cancel or deny coverage after a claim has occurred. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our financial position and results of operations. For example, although we maintain product liability insurance coverage that also covers our clinical trials, this insurance may not be adequate to cover all liabilities that we may incur, and we may be required to increase our product liability insurance coverage. We anticipate that we will need to increase our insurance coverage each time we commence a clinical trial and successfully commercialize any product candidate. Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify. However, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage and insurers may not respond as we intend to cover insurable events that may occur. Any significant uninsured liability may require us to pay substantial amounts, which would materially adversely affect our business, financial condition, results of operations, and growth.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

During the three months ended September 30, 2026, in transactions not registered under the Securities Act, we granted stock options to purchase an aggregate of 3,123,104 shares of our common stock at a weighted-average exercise price of $14.34 per share to certain of our employees, directors and consultants pursuant to our 2022 Stock Plan and our 2026 Equity Incentive Plan, as applicable.

During the three months ended September 30, 2026, in transactions not registered under the Securities Act, we issued an aggregate of 99,837 shares of our common stock upon the exercise of stock options granted under our 2022 Stock Plan and our 2026 Equity Incentive Plan, as applicable, for aggregate consideration of approximately $0.5 million.

The issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions under compensatory benefit plans and contracts relating to compensation, or under Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of such securities were our employees, directors or bona fide consultants and received the securities under our equity compensation plans. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

On September 21, 2026, we filed a registration statement on Form S-8 under the Securities Act to register the shares of our common stock subject to outstanding equity awards and shares otherwise issuable pursuant to our equity compensation plans.

(b) Use of Proceeds from Initial Public Offering

On September 21, 2026, we completed our IPO, in which we issued and sold 23,333,334 shares of our common stock at a price to the public of $15.00 per share. Jefferies LLC, TD Securities (USA) LLC, Evercore Group L.L.C. and Cantor Fitzgerald & Co. acted as the joint book-running managers for the offering.

The offer and sale of our common stock were registered under the Securities Act pursuant to our registration statement on Form S-1 (File No. 333-298617) and registration statement on Form S-1MEF (File No. 333-298997), both of which became effective on September 17, 2026. The offering terminated upon expiration of the underwriters’ option to purchase additional shares, before the sale of all of the securities registered under such registration statements.

We received aggregate gross proceeds from the closing of our IPO of approximately $350.0 million. We incurred underwriting discounts and commissions of approximately $24.5 million and other offering expenses of approximately $5.5 million, for total expenses of approximately $30.0 million, resulting in net proceeds to us of approximately $320.0 million. No payments for such expenses were made directly or indirectly to (i) any of our directors or officers or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus, dated September 18, 2026, filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

(c) Issuer Repurchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

From time to time, our officers (as defined in Rule 16a–1(f)) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the quarter ended September 30, 2026, none of our officers or directors adopted or terminated any such trading arrangements.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Electra Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed September 21, 2026).
3.2

Amended and Restated Bylaws of Electra Therapeutics, Inc. (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-298617), filed with the Commission on August 28, 2026).

4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-298617), filed with the Commission on September 14, 2026).

4.2#

Amended and Restated Investors’ Rights Agreement, dated October 15, 2025, by and among the Registrant and the investors named therein (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-298617), filed with the Commission on August 28, 2026).

10.1*

Form of Indemnification Agreement, by and between the Registrant and each of its directors and executive officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-298617), filed with the Commission on August 28, 2026).

10.2*

Electra Therapeutics, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-298617), filed with the Commission on September 14, 2026).

10.3*

Forms of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Electra Therapeutics, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-298617), filed with the Commission on August 28, 2026).

10.4*

Electra Therapeutics, Inc. 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-298617), filed with the Commission on September 14, 2026).

10.5*	Non-Employee Director Compensation Policy.
10.6*

Confirmatory Offer Letter, by and between the Registrant and Chris Clark, C.F.A. dated August 20, 2026 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-298617), filed with the Commission on August 28, 2026).

10.7*

Confirmatory Offer Letter, by and between the Registrant and Quehuong (Kathy) Dong, Pharm.D., M.B.A., dated August 20, 2026 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-298617), filed with the Commission on August 28, 2026).

10.8*

Confirmatory Offer Letter, by and between the Registrant and Kim-Hien Dao, D.O., Ph.D., dated August 20, 2026 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-298617), filed with the Commission on August 28, 2026).

10.9*

Confirmatory Offer Letter, by and between the Registrant and Gary S. Koe, Ph.D., dated August 20, 2026 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-298617), filed with the Commission on August 28, 2026).

10.10*

Confirmatory Offer Letter, by and between the Registrant and Graham Parry, Ph.D., dated August 20, 2026 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-298617), filed with the Commission on August 28, 2026).

10.11*

Electra Therapeutics, Inc. Severance Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-298617), filed with the Commission on August 28, 2026).

10.12*	Stock Restriction Agreement, by and between the Registrant and Quehuong (Kathy) Dong, Pharm.D., M.B.A., dated September 17, 2026.
10.13*

Option Cancellation Agreement, by and between the Registrant and Quehuong (Kathy) Dong, Pharm.D., M.B.A., dated September 11, 2026 (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (File No. 333-298617), filed with the Commission on September 14, 2026).

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Certain schedules or exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

‡ These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Electra Therapeutics, Inc.

Date: November 12, 2026	By:	/s/ Quehuong (Kathy) Dong, Pharm.D., M.B.A.
Quehuong (Kathy) Dong, Pharm.D., M.B.A.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Chris Clark, C.F.A.
Chris Clark, C.F.A.
Chief Financial Officer (Principal Financial Officer)